Form 10-Q
period 1995-06-30
MEDCO RESEARCH INC
filed 1995-08-11
CIK 723385

Medco Research, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1995
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-9771

                              MEDCO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                95-3318451
          (State or other Jurisdiction of        (I.R.S. Identification No.)
          Employer incorporation or
          organization)

               85 T W Alexander Drive,
               Research Triangle Park, North Carolina                 27709
               (Address of principal executive offices)           (Zip Code)

                                 (919) 549-8117
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Common Stock                          American Stock Exchange
    (Title of Class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO

        Indicate the number of shares outstanding of common stock, as of the latest practical date. 11,007,247 as of August 4, 1995.

        Pursuant  to the Securities Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 12 .

                                          Medco Research, Inc.

                                      Consolidated Balance Sheets
                                                                     June 30                 December 31
                                                                       1995                     1994*
(in thousands except per share data)                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                         $  5,284                  $  1,053
  Investments
    Securities available for sale                                      5,382                     8,178
    Securities held to maturity                                       17,732                    15,960
  Accounts and notes receivable:
    Royalties                                                          2,793                     2,416
    Joint development partner                                              -                       254
    Other                                                              1,706                       106
 Accrued interest income                                                 262                       405
 Prepaid expenses                                                        432                       340
Total current assets                                                  33,591                    28,712

Investments held to maturity                                          10,712                    15,563
Deferred asset                                                         1,750                         -
Property and equipment, at cost, net of
  accumulated depreciation and amortization                              305                       315
Patent, trademark and distribution rights, at
  cost, net of accumulated amortization                                   85                        90
Total assets                                                         $46,443                   $44,680
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                             $  2,294                  $  1,585
  Accrued royalties                                                    2,645                     2,244
Total current liabilities                                              4,939                     3,829

  Deferred revenue                                                     2,170                     1,950
  Deferred royalty payments                                            2,550                         -
Stockholders' equity
  Common stock, no par value, authorized
   40,000,000 shares, issued and outstanding
   11,007,247 shares at July 30, 1995 and                             51,262                    51,376
   11,020,947 at December 31, 1994
  Unrealized gain (loss) on investment securities
   available for sale                                                     40                      (292)
  Accumulated deficit                                                (14,518)                  (12,183)
Total stockholders' equity                                            36,784                    38,901
Commitments and contingencies
Total liabilities and stockholders' equity
                                                                     $46,443                   $44,680

See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                                                     Medco Research, Inc.

                                            Consolidated Statements of Operations
                                                         (Unaudited)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          June 30 1995       June 30 1994       June 30 1995      June 30 1994

(in thousands except per share data)
Revenues:
  Royalty revenue                                             $2,824             $2,042            $5,292              $3,987
  Interest income                                                578                575             1,165               1,028
  Other income (loss)                                              -                 (6)                -                  (6)
                                                               3,402              2,611             6,457               5,009

Costs and expenses:
  Royalty expense                                              1,412              1,021             2,646               1,994
  Research and development costs                               2,107              1,559             3,627               2,798
  General and administrative expenses                          1,906              1,145             2,519               2,057
                                                               5,425              3,725             8,792               6,849
Loss before income taxes                                      (2,023)            (1,114)           (2,335)             (1,840)

Provisions for income taxes                                        -                  -                 -                   -

Net loss                                                      (2,023)            (1,114)           (2,335)             (1,840)


Net loss per share                                            $(0.18)            $(0.10)           $(0.21)             $(0.16)

Weighted average number of common shares and
 common share equivalents outstanding
                                                              11,007             11,175            11,008              11,179

See accompanying notes to consolidated financial statements.

                                                     Medco Research, Inc.

                                       Consolidated Statements of Stockholders' Equity
                                                         (Unaudited)
                                                SIX MONTHS ENDED JUNE 30, 1995
(in thousands, except share data)
                                                   Common Stock
                                                                                 Unrealized gain
                                                                                   (loss) on
                                            Number of                              investment
                                             shares                                securities         Accumulated
                                             issued           Amount               available            deficit         Total
                                                                                    for sale
Balance at December 31, 1994               11,020,947        $51,376                $(292)             $(12,183)       $38,901
   Stock repurchased and retired              (13,700)          (158)                                                     (158)
   Compensation expense related to
     stock options                                                44                                                        44
   Unrealized gain (loss) on
     investment securities
     available for sale                                                               332                                  332

Net Loss                                                                                                 (2,335)        (2,335)
Balance at June 30, 1995                   11,007,247        $51,262                  $40              $(14,518)       $36,784

         See accompanying notes to consolidated financial statements

                                    Medco Research, Inc.

                           Consolidated Statements of Cash Flows
                                                                   SIX MONTHS ENDED
                                                             June 30              June 30
                                                              1995                  1994
(in thousands except per share data)
Operating activities
Net loss                                                      $(2,335)             $(1,840)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
   Depreciation of property and equipment
                                                                   58                   44
   Amortization of patent, trademark and
    distribution rights                                             5                    5
   Loss (gain) on sale of equipment                                 -                    6
   Loss (gain) on investments available for
    sale                                                           (6)                   -
   Net amortization of investment discount                       (339)                (197)

   Settlement payment from Fujisawa                             2,000                    -
   Settlement payment to Abbott                                (2,000)                   -
   Compensation expense related to stock
    options                                                        44                    -
   Changes in operating assets and liabilities:

      Accounts and notes receivable                            (1,723)                  68
      Prepaid expenses                                            (92)                  33
      Accounts payable and accrued expenses                       709                  607

      Accrued royalty expense                                     401                   78
      Accrued interest income                                     143                   56
      Deferred asset                                           (1,750)                   -
      Deferred royalty payment                                  2,550                    -
      Deferred royalty income                                     220                  950
Net cash used in operating activities                         $(2,115)               $(190)

          See accompanying notes to consolidated financial statements

                                         Medco Research, Inc.

                                Consolidated Statements of Cash Flows
                                             (continued)



                                                                          SIX MONTHS ENDED
                                                                    June 30                  JUNE 30
                                                                     1995                      1994
(in thousands except per share data)
Investing activities
Purchase of securities held to maturity                             $(36,892)                $(27,899)
Purchase of securities available for sale                               (178)                  (5,000)
Sale of securities available for sale                                  3,312                        -
Maturity of securities held to maturity                               39,484                   31,034
Principal repayments on securities held to
 maturity                                                                826                      527
Purchases of property and equipment                                      (48)                     (38)
Proceeds from sale of equipment                                            -                        1
Net cash provided by (used in) investing
 activities                                                            6,504                   (1,375)

Financing activities
Purchase of stock for retirement                                        (158)                    (122)
Net cash used in financing activities                                   (158)                    (122)
Increase (decrease) in cash and cash equivalents                       4,231                   (1,687)

Cash and cash equivalents at beginning of period                       1,053                   12,656

Cash and cash equivalents at end of period                            $5,284                  $10,969


See accompanying notes to consolidated financial statements

                              Medco Research, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by Medco Research, Inc. (the "Company") in accordance with generally accepted accounting principles. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (all of a recurring nature) necessary for a fair presentation for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

In September 1993, the Company, along with Kemper Securities Group, Inc. and Vector Securities International, Inc., were named in two class action lawsuits filed in the United States District Court, Northern District of Illinois. The suits allege that the Company and the other defendants violated Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10 (b) (5) promulgated thereunder and made negligent misrepresentations in connection with the Company's January 1992 secondary stock offering and otherwise during the period November 19, 1990 through April 28, 1993. In September 1994, the Company's motion to dismiss was granted. Plaintiffs appealed in October 1994. On May 16, 1995 the United States Court of Appeals for the 7th Circuit reversed the dismissal. The case is in the prediscovery stage, and therefore it is not possible at this time to evaluate the outcome; however, the Company's management believes the class action lawsuits are totally without merit and has instructed its counsel to take all appropriate action to vigorously defend the Company.

In May 1995, the litigation pending between Fujisawa USA, Inc. (Fujisawa) and the Company, regarding the rights to manufacture and market Adenoscan(R) in the United States and Canada, was settled and the Company and Abbott Laboratories, Inc. (Abbott) terminated their manufacturing and marketing agreements regarding the Adenoscan(R) drug and settled Medco's outstanding obligations thereunder. Pursuant to the settlement agreement with Fujisawa, the December 21, 1988 Joint Development and License Agreement between the parties remains in full force and effect except as expressly amended and Fujisawa remains the Company's exclusive licensee to manufacture and market Adenoscan(R) in the United States and Canada. Fujisawa agreed to pay the Company within fifteen days after FDA marketing clearance of Adenoscan(R) the sum of $2 million, representing certain research and development expenses incurred by the Company, and to pay the Company royalties of 29 percent of Adenoscan net sales in the United States and Canada for the first five years after the commencement of commercial sales in each territory. Thereafter Fujisawa would pay the Company royalties of 25% of sales until June 10, 2007 at which time Fujisawa would have a paid up license within such territories.

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill Adenoscan(R) orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of Adenoscan(R) during the preceding twelve months. Fujisawa also agreed generally to maintain an inventory of at least six months of Adenoscan(R) finished product and work-in-process, to be stored at multiple locations, to provide the Company within one year with data necessary to qualify Fujisawa's Melrose Park, Illinois plant as an alternate Adenoscan(R) manufacturing facility and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of Adenoscan(R). The parties also agreed as soon as practicable to enter into an agreement to jointly develop adenosine based products having indications as cardioprotective agents, such as MEDR 640, and for that purpose Fujisawa would grant to the Company an exclusive sublicense under U.S. patent 4,880,783 under which Fujisawa is the exclusive licensee. Fujisawa would have exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories to be agreed upon and it would pay the Company 25% of net sales within the territories. The companies would share equally all costs of development and any royalties due to third parties.

The Company agreed to pay Abbott a royalty of two percent of net sales of Adenoscan(R) for the first five years of commercial sales, up to a maximum of $5.35 million, of which $2 million was payable within fifteen days after FDA marketing clearance of Adenoscan(R) as an advance royalty payment and the remainder payable based upon actual sales of Adenoscan(R). The Company also agreed that if at the conclusion of the five year period Abbott had not received an aggregate of $5.35 million, including the $2 million advance, Medco would pay Abbott any deficiency. Abbott relinquished all claims to royalty payments in excess of that amount. Finally, the Company agreed to pay Abbott $330,560 for the reimbursement of research and development and other expenses incurred in connection with Adenoscan(R). The Company expensed $330,560 in the first quarter of 1995.

In connection with the accounting for these settlements, the Company has recorded the $5.35 million due to Abbott as an obligation and the $5.35 million of royalties to be earned and paid by Fujisawa as a deferred asset. The Company has recorded the $2 million received from Fujisawa as a reduction of the asset and the $2 million paid to Abbott as a reduction of the liability, during the three months ended June 30, 1995. Included in liabilities at June 30, 1995 is an accrued liability (current and non-current portion) of $3.35 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in assets at June 30, 1995 is a deferred asset (current and non-current portion) of $3.35 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Four percent of the royalties of 29% of Adenoscan(R) net sales received by the Company will be applied to the deferred asset of $3.35 million and 25% will be recognized as royalty revenue. At such time, if any, during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                              Medco Research, Inc.
The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying financial statements.


RESULTS OF OPERATIONS

Second Quarter and Six Months of 1995 Compared To Second Quarter and Six Months of 1994

Operating Results.    The second quarter resulted in a loss of $2.0 million or
$(0.18) per share, and a six month loss of $2.3 million or $(0.21) per share, compared to losses of $1.1 million or $(0.10) per share, and $1.8 million or $(0.16) per share, for the year earlier periods.

Revenue.    The Company's royalty revenue for the second quarter 1995 increased
38% and 33% for the first six months over the comparable periods of 1994, reflecting increased sales of Adenocard(R) by Fujisawa, the Company's North American licensee, and increased sales of Adenocor by Sanofi. Fujisawa is responsible for substantially all of the royalty revenue to the Company. However, there is no assurance that the Adenocard(R) sales trend or level will continue in future quarters. Investment income increased 13% during the first six months of 1995 as compared to the first six months of 1994.

Costs and Expenses.   Total costs and expenses for the second quarter 1995
increased 46% and 28% for the first six months over the comparable periods of 1994.

Royalty expense, which represents one-half of royalty revenue earned by the Company from Adenocard(R) sales and is payable to the University of Virginia Alumni Patents Foundation from which the Company acquired exclusive rights to Adenocard(R), increased 38% during the second quarter and 33% during the six months, corresponding to the increase in royalty revenue.

Research and Development expenditures for the second quarter 1995 were $2.1 million and $3.6 million for the first six months of 1995, compared to $1.6 million and $2.8 million for the comparable periods of 1994, an increase of 35% and 30%, respectively. This largely reflects the advanced stages of testing for BiDil(R) and ViaScint(TM) as these products near NDA submissions targeted for year-end. Research and Development costs are expected to continue increasing during the immediate future as a result of the Company's pursuit of filing two NDA's and the development of new product opportunities.

General and administrative expenses for the second quarter 1995 were $1.9 million and $1.1 million for the comparable period of 1994, an increase of 66%. General and administrative expenses for the first six months were $2.5 million and $2.1 million for the comparable period of 1994, an increase of 22%. These increases are attributed to the accounting treatment, resulting in one-time charges, associated with three separate events from the second quarter (1) the settlement of the litigation among Medco Research, Fujisawa USA, and Abbott Laboratories related to the manufacturing and marketing rights to Adenoscan(R),
(2) resignation of the former President of the Company, and (3) the expenses incurred preceding the termination of a proposed merger with Repligen Corporation.

FINANCIAL CONDITION

As of June 30, 1995, the Company had total cash and investments of $39,110,000 comprised of $5,284,000 of cash and cash equivalents and $33,826,000 of investments, primarily in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of June 30, 1995 was $28,652,000 an increase of $3,769,000 as compared to December 31, 1994, due to a shift from non- current investments to current investments in first quarter 1995.

In connection with the accounting for these settlements, the Company has recorded the $5.35 million due to Abbott as an obligation and the $5.35 million of royalties to be earned and paid by Fujisawa as a deferred asset. The Company has recorded the $2 million received from Fujisawa as a reduction of the asset and the $2 million paid to Abbott as a reduction of the liability, during the three months ended June 30, 1995. Included in liabilities at June 30, 1995 is an accrued liability (current and non-current portion) of $3.35 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in the assets at June 30, 1995 is a deferred asset (current and non-current portion) of $3.35 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Four percent of the royalties of 29% of Adenoscan(R) net sales received by the Company will be applied to the deferred asset of $3.35 million and 25% will be recognized as royalty revenue. At such time, if any, during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, two of which are currently being commercially produced and marketed, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

                          Part II:  OTHER INFORMATION

Item 1.         Legal Proceedings

                Incorporated herein by reference are paragraphs 3 through 7, inclusive, of the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on pages 7 & 8 hereof. As discussed in such paragraphs on May 16, 1995 an Appellate Court reversed the dismissal of the class action litigations pending against the Company, and on May 22, 1995 the Company, Fujisawa and Abbott settled the litigations over Adenoscan(R) manufacturing and marketing rights in the United States and Canada.

Item 6.         Exhibits and Reports on Form 8-K

                a.     Exhibits:
                       11.   Computation of Net Loss per Common Share
                       10.01 Medco Research and Fujisawa, U.S.A. Mutual
                             Release and Settlement Agreement, dated
                             May 22, 1995

                b.     Reports on Form 8-K:
                       None

                              Medco Research, Inc.

                                   SIGNATURES


        Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11,1995                  /s/  Roger D. Blevins
                                      Roger D. Blevins, Pharm.D.
                                      President and
                                      Chief Operating Officer



Date: August 11, 1995                 /s/  John E. Barnhardt
                                      John E. Barnhardt
                                      Chief Financial Officer