Form 10-Q
period 1995-09-30
MEDCO RESEARCH INC
filed 1995-11-14
CIK 723385

Medco Research, Inc.

                                                                         1 of 12

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1995
                                       OR
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

YES X NO

     Indicate the number of shares outstanding of common stock, as of the latest practical date. 11,097,247 as of October 19, 1995.

     Pursuant to the  Securities  Exchange  Act of 1934  Release  15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 12 .

                           Consolidated Balance Sheets

                                                                                    September 30               December 31
                                                                                        1995                      1994*
                                                                                -------------------------------------------
                                                                                    (Unaudited)
   (in thousands except per share data)
Assets
Current assets:

   Cash and cash equivalents                                                          $  5,486                  $  1,053
   Investments
     Securities available for sale                                                       5,492                     8,178
     Securities held to maturity                                                        17,904                    15,960
   Accounts and notes receivable:
     Royalties                                                                           2,533                     2,416
     Joint development partner                                                               -                       254
     Other                                                                               1,706                       106
   Accrued interest income                                                                 186                       405
   Prepaid expenses                                                                        352                       340
                                                                                -------------------------------------------
Total current assets                                                                    33,659                    28,712

Investments held to maturity                                                             9,113                    15,563
Deferred asset                                                                           1,582                         -
Property and equipment, at cost, net of accumulated depreciation
   and amortization                                                                        307                       315
Patent, trademark and distribution rights, at cost, net of
   accumulated amortization                                                                 83                        90
                                                                                ===========================================
Total assets                                                                           $44,744                   $44,680
                                                                                ===========================================
Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                              $  2,527                  $  1,585
   Accrued royalties                                                                       658                     2,244
                                                                                -------------------------------------------
Total current liabilities                                                                3,185                     3,829

   Deferred revenue                                                                      2,170                     1,950
   Deferred royalty payments                                                             2,466                         -
Stockholders' equity
   Common  stock,  no  par  value,  authorized  40,000,000  shares,  issued  and outstanding  11,097,247  shares at  September  30, 1995 and  11,020,947  at
     December 31, 1994
                                                                                        51,875                    51,376
   Unrealized gain (loss) on investment securities available for
     sale                                                                                   56                     (292)
   Accumulated deficit                                                                (15,008)                  (12,183)
                                                                                -------------------------------------------
Total stockholders' equity                                                              36,923                    38,901
                                                                                ===========================================
Commitments and contingencies
                                                                                ===========================================
                                                                                ===========================================
Total liabilities and stockholders' equity                                             $44,744                   $44,680
                                                                                ===========================================

See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                       September 30           September 30           September 30       September 30
                                                           1995                   1994                   1995               1994
                                            ----------------------------------------------------------------------------------------
(in thousands except per share data)

Revenues:
   Royalty revenue                                        $2,365                 $2,079                 $7,657               $6,066
   Interest income                                           552                    598                  1,717                1,627
   Other income (loss)                                         -                      -                      -                   (7)
                                            ----------------------------------------------------------------------------------------
                                                           2,917                  2,677                  9,374                7,686

Costs and expenses:
   Royalty expense                                           658                  1,039                  3,304                3,033
   Research and development costs                          1,973                  1,310                  5,599                4,108
   General and administrative expenses                       777                    941                  3,296                2,999
                                            ----------------------------------------------------------------------------------------
                                                           3,408                  3,290                 12,199               10,140
                                            ----------------------------------------------------------------------------------------
Loss before income taxes                                    (491)                  (613)                (2,825)              (2,454)

Provisions for income taxes                                    -                      -                      -                    -

                                            ========================================================================================
Net loss                                                    (491)                  (613)                (2,825)              (2,454)
                                            ========================================================================================

Net loss per share                                        $(0.04)                $(0.06)                $(0.26)              $(0.22)
                                            ========================================================================================

Weighted average number of common shares
   and common share equivalents outstanding
                                                          11,032                 11,141                 11,016               11,168
                                            ========================================================================================

See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995
(in thousands, except share data)

                                                 Common Stock
                                      -----------------------------------
                                                                                   Unrealized gain
                                                                                       (loss) on
                                                                                      investment
                                           Number of                                  securities
                                             shares                                  available for         Accumulated
                                             issued            Amount                     sale               deficit         Total
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1994               11,020,947          $51,376                   $(292)             $(12,183)       $38,901
   Stock repurchased and retired              (13,700)            (158)                                                        (158)
   Compensation expense related to
      stock options                                                 44                                                           44
   Stock options exercised                     90,000              613                                                          613
   Unrealized gain (loss) on
      investment securities
   available                                                                               348                                  348
      for sale
   Net Loss                                                                                                   (2,825)        (2,825)
                                 ==================================================================================================
Balance at September 30, 1995              11,097,247          $51,875                     $56              $(15,008)       $36,923
                                 ==================================================================================================

See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows

                                                                     NINE MONTHS ENDED
                                                         ---------------------------------------
                                                             September 30          September 30
                                                                 1995                  1994
                                                         ---------------------------------------
(in thousands except per share data)
Operating activities
Net loss                                                        $(2,825)              $(2,454)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation of property and equipment
                                                                     90                    71
     Amortization of patent, trademark and
       distribution rights                                            7                     7
     Loss (gain) on sale of equipment                                 -                     6
     Loss (gain) on investments available for
       sale                                                          (6)                    -
     Net amortization of investment discount
                                                                   (516)                 (267)
     Settlement payment from Fujisawa                             2,000                     -
     Settlement payment to Abbott                                (2,000)                    -
     Compensation expense related to stock
       options                                                       44                     -
     Changes in operating assets and liabilities:

         Accounts and notes receivable                           (1,463)                   17
         Prepaid expenses                                           (12)                 (276)
         Accounts payable and accrued expenses
                                                                    942                   415
         Accrued royalty expense                                 (1,587)                 (867)
            Accrued interest income                                 219                   310
            Deferred asset                                       (1,582)                    -
            Deferred royalty payment                              2,466                     -
            Deferred royalty income                                 220                   950
                                                         ---------------------------------------
Net cash used in operating activities                           $(4,003)              $(2,088)
                                                         ---------------------------------------


See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                                   (continued)


                                                                      NINE MONTHS ENDED
                                                     ------------------------------------------------------
                                                             September 30               September 30
                                                                 1995                       1994
                                                     ------------------------------------------------------
(in thousands except per share data)
Investing activities

Purchase of securities held to maturity                               $(73,308)                 $(34,942)
Purchase of securities available for sale                                 (271)                        -
Sale of securities available for sale                                    3,312                     8,034
Maturity of securities held to maturity                                 76,905                    28,000
Principal repayments on securities held to
   maturity                                                              1,425                       881
Purchases of property and equipment                                        (82)                      (98)
Proceeds from sale of equipment                                              -                         1
                                                     ------------------------------------------------------
Net cash provided by investing activities                                7,981                     1,876
                                                     ------------------------------------------------------

Financing activities
Net proceeds from exercise of stock options
                                                                           613                         -
Purchase of stock for retirement                                          (158)                     (928)
                                                     ------------------------------------------------------
Net cash provided by (used in) financing
   activities                                                              455                      (928)
                                                     ------------------------------------------------------
Increase (decrease) in cash and cash equivalents
                                                                         4,433                    (1,140)
Cash and cash equivalents at beginning of period
                                                                         1,053                    12,656
                                                     ------------------------------------------------------
Cash and cash equivalents at end of period
                                                                        $5,486                   $11,516
                                                     ======================================================


See accompanying notes to consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

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

Class Action Litigation

In September 1993, the Company, and certain of its past and then directors and officers along with Kemper Securities Group, Inc. and Vector Securities International, Inc., were named in two class action lawsuits filed in the United States District Court, Northern District of Illinois. The suits allege that the Company and the other defendants violated Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10 (b) (5) promulgated thereunder and made negligent misrepresentations in connection with the Company's January 1992 secondary stock offering and otherwise during the period November 19, 1990 through April 28, 1993. In September 1994, the Company's motion to dismiss was granted. Plaintiffs appealed in October 1994. On May 16, 1995 the United States Court of Appeals for the 7th Circuit reversed the dismissal.

On November 7, 1995, the Company served its answers to the complaints in the two consolidated class action lawsuits. The answers denied the material allegations of the complaints and asserted affirmative defenses, including among others that the Company did not commit securities fraud, that the Company did not make any untrue representations, that the Company made adequate disclosure about the Adenoscan(R) NDA and that the complaints were not filed timely by reason of the applicable statute of limitations.

During the fiscal quarter ending March 31, 1996, the Company expects to serve a summary judgment motion seeking the dismissal of these lawsuits on the merits.

It is not possible at this time to evaluate the outcome; however, the Company's management believes the class action lawsuits are totally without merit and has instructed its counsel to take all appropriate action to vigorously defend the Company.

Fujisawa/Abbott Settlement

In May 1995, the litigation pending between Fujisawa USA, Inc. (Fujisawa) and the Company, regarding the rights to manufacture and market Adenoscan(R) in the United States and Canada, was settled and the Company and Abbott Laboratories, Inc. (Abbott) terminated their manufacturing and marketing agreements regarding the Adenoscan(R) drug and settled Medco's outstanding obligations thereunder. Pursuant to the settlement agreement with Fujisawa, the December 21, 1988 Joint Development and License Agreement between the parties remains in full force and effect except as expressly amended and Fujisawa remains the Company's exclusive licensee to manufacture and market Adenoscan(R) in the United States and Canada. Fujisawa agreed to pay the Company within fifteen days after FDA marketing clearance of Adenoscan(R) the sum of $2 million, representing certain research and development expenses incurred by the Company, and to pay the Company royalties of 29 percent of Adenoscan(R) net sales in the United States and Canada for the first five years after the commencement of commercial sales in each territory. Thereafter Fujisawa would pay the Company royalties of 25% of sales until June 10, 2007 at which time Fujisawa would have a paid up license within such territories.

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill Adenoscan(R) orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of Adenoscan(R) during the preceding twelve months. Fujisawa also agreed generally to maintain an inventory of at least six months of Adenoscan(R) finished product and work-in-process, to be stored at multiple locations, to provide the Company within one year with data necessary to qualify Fujisawa's Melrose Park, Illinois plant as an alternate Adenoscan(R) manufacturing facility and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of Adenoscan(R). The parties also agreed as soon as practicable to enter into an agreement to jointly develop adenosine based products having indications as cardioprotective agents, such as MEDR640, and for that purpose Fujisawa would grant to the Company an exclusive sublicense under U.S. patent 4,880,783 under which Fujisawa is the exclusive licensee. Fujisawa would have exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories to be agreed upon and it would pay the Company 25% of net sales within the territories. The companies would share equally all costs of development and any royalties due to third parties.

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

Included in liabilities at September 30, 1995 is an accrued liability (current and non-current portion) of $3.27 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in assets at September 30, 1995 is a deferred asset (current and non-current portion) of $3.18 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Four percent of the royalties of 29% of Adenoscan(R) net sales received by the Company will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying financial statements.


RESULTS OF OPERATIONS

Third Quarter and Nine Months of 1995 Compared To Third Quarter and Nine Months of 1994

Operating Results. The third quarter resulted in a loss of $0.5 million or $(0.04) per share, and a nine month loss of $2.8 million or $(0.26) per share, compared to losses of $0.6 million or $(0.06) per share, and $2.5 million or $(0.22) per share, for the year earlier periods.

Revenue. The Company's royalty revenue for the third quarter 1995 increased 14% and 26% for the first nine months over the comparable periods of 1994, reflecting increased sales of adenosine (Adenocard(R) and Adenoscan(R)) from the July 31st launch of Adenoscan(R) in the U.S. by Fujisawa USA, the Company's North American licensee. Fujisawa is responsible for substantially all of the royalty revenue to the Company.

Total royalty revenue decreased 16% for the third quarter 1995 compared to the second quarter 1995. The decrease in total royalty revenue reflects the expected reduction in Adenocard(R) sales which occurred with the introduction of Adenoscan(R). However, net royalty revenue (royalty revenue less royalty expense) increased by 21% since there is no royalty expense associated with Adenoscan(R) (see discussion of royalty expense below).

Fujisawa's launch of Adenoscan(R) is still in progress. Short-term goals are to sell Adenoscan(R) to purchasers of Adenocard(R) and to open accounts with and supply wholesalers, distributors and radiopharmacies. Intermediate objectives include placing Adenoscan(R) on the formularies of managed care organizations and on the lists of insurance-reimbursable products, implementing an Adenoscan(R) advertisement campaign in medical journals, disseminating recently available pharmacoeconomic data demonstrating cost savings obtained from the use of Adenoscan(R) compared to dipyridamole, the market leader, and converting users of dipyridamole.

Fujisawa has made substantial progress in achieving its immediate objective of establishing a distribution infrastructure for Adenoscan(R), and it also has begun to realize some of the above-referenced intermediate objectives. However, Fujisawa's Adenoscan(R) sales through September 30, 1995 appear to represent principally the initial inventory buildup necessary to fulfill potential product orders (and not sales to end-users). Accordingly, reported Adenoscan(R) sales do not indicate the level of actual Adenoscan(R) use. The Company therefore believes that no inferences can be drawn at this time about Adenoscan(R)'s market penetration or sales trends, or the level at which Adenocard(R) sales will stabilize.

Costs and Expenses. Total costs and expenses for the third quarter 1995 increased 4% and 20% for the first nine months over the comparable periods of 1994.

Royalty expense, which represents one-half of royalty revenue earned by the Company from Adenocard(R) sales and is payable to the University of Virginia Alumni Patents Foundation from which the Company acquired exclusive rights to Adenocard(R), decreased 37% during the third quarter and increased 9% during the nine months, reflecting the expected reduction in Adenocard(R) sales that occurred with the introduction of Adenoscan(R). There is no royalty expense associated with the royalty income received from Adenoscan(R) sales.

Research and Development expenditures for the third quarter 1995 were $2.0 million and $5.6 million for the first nine months of 1995, compared to $1.3 million and $4.1 million for the comparable periods of 1994, an increase of 51% and 36%, respectively. This increase largely reflects the additional costs associated with a pivotal bioequivalence study and manufacturing scale-up of BiDil(R). On October 18, 1995, the Company announced that its data analyses of two pivotal Phase III clinical trials indicate that its novel imaging agent for the assessment of myocardial viability, ViaScint(TM) (I-123 Iodophenyl pentadecanoic acid), appears to provide the means to predict, with high accuracy, which patients will have improvement in cardiac function following revascularizaton. Based on the foregoing, the Company plans to pursue the filing of New Drug Applications with the U.S. Food and Drug Administration (FDA) for BiDil(R) and ViaScint(TM) targeted for no later than first quarter of 1996. The Company accordingly expects to incur in its fourth quarter 1995 research and development expenses at a level which could be significantly higher, and will not be less than that incurred in the third quarter in order to complete these FDA filings.

General and administrative expenses for the third quarter 1995 were $0.8 million and $0.9 million for the comparable period of 1994, a decrease of 17%. General and administrative expenses for the first nine months were $3.3 million and $3.0 million for the comparable period of 1994, an increase of 10%. The nine month increase is attributed to the accounting treatment, resulting in one-time charges, associated with three separate events from the second quarter (1) the settlement of the litigation among Medco Research, Fujisawa USA, and Abbott Laboratories related to the manufacturing and marketing rights to Adenoscan(R),
(2) resignation of the former President of the Company, and (3) the expenses incurred preceding the termination of a proposed merger with Repligen Corporation.

FINANCIAL CONDITION

As of September 30, 1995, the Company had total cash and investments of $37,995,000 comprised of $5,486,000 of cash and cash equivalents and $32,509,000 of investments, primarily in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of September 30, 1995 was $30,474,000 an increase of $5,591,000 as compared to December 31, 1994, due to a shift from non-current investments to current investments in first quarter 1995.

Included in liabilities at September 30, 1995 is an accrued liability (current and non-current portion) of $3.27 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in the assets at September 30, 1995 is a deferred asset (current and non-current portion) of $3.18 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Four percent of the royalties of 29% of Adenoscan(R) net sales received by the Company will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, two of which are currently being commercially produced and marketed, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference are Class Action Litigation, paragraphs 2 and 3, inclusive, set fourth in the Notes to the Financial Statements set forth in
Item 1 of Part I of this Report, set forth on pages 7 & 8 hereof.

Item 6.  Exhibits and Reports on Form 8-K

                  a.       Exhibits:
                           11. Computation of Net Loss per Common Share

                  b.       Reports on Form 8-K:
                           None

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 10,1995              /s/ Roger D. Blevins
                                    ---------------------
                                    Roger D. Blevins, Pharm.D.
                                    President and
                                    Chief Operating Officer



Date: November 10, 1995             /s/ John E. Barnhardt
                                    ---------------------
                                    John E. Barnhardt
                                    Chief Financial Officer