Form 10-K405
period 1995-12-31
MEDCO RESEARCH INC
filed 1996-04-01
CIK 723385

Medco Research, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1995
                                                               OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                 to

                         Commission file number 0-13948

                              MEDCO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                      95-3318451
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)


                            85 T. W. Alexander Drive
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on February 29, 1996 of $10.125 for the Registrant's Common Stock as reported on the American Stock Exchange, the aggregate market value of Common Stock held by nonaffiliates of Registrant was approximately $111,515,282.

The number of shares outstanding of the Registrant's Common Stock was 11,155,832 at February 29, 1996.

Documents incorporated by reference:

Part III: Sections entitled "Election of Directors", "Board of Directors and Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                              Medco Research, Inc.

                                     PART I


ITEM 1.  BUSINESS

COMPANY PROFILE

Medco Research, Inc. (the "Company") is a biopharmaceutical company engaged in the acquisition, research, and development of proprietary human healthcare products, focused primarily on the diagnosis and treatment of cardiovascular disease.

The Company was incorporated in California in September 1978 and originally founded as a contract research organization offering clinical and regulatory support to the pharmaceutical industry. In 1984, the Company secured its own product rights, went public and raised approximately $4 million in the initial offering, and began its transition to a biopharmaceutical company; and in January 1992 it raised approximately $48 million in a secondary public offering. In May 1993, the Company relocated to Research Triangle Park, North Carolina, and in 1995 it completed its reincorporation in Delaware.

The Company's business approach has been to acquire product candidates which have already undergone some preclinical (animal) and clinical (human) testing, so-called late-stage products, thereby reducing the costs and risks associated with drug discovery and basic research. These product opportunities and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents which, in the opinion of the Company's patent counsel, are enforceable. The Company then sponsors and directs the clinical testing and any additional preclinical studies needed for product registration and marketing approval. These late-stage activities are often outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. To avoid the costs and risks associated with product marketing, sales and distribution, the Company licenses the manufacturing and marketing rights to the product to a corporate partner in exchange for licensing fees and royalty payments on future product sales. Formulation development, as well as microbiology and manufacturing, chemistry, and controls data, is typically provided by the Company's licensed corporate partner, and the Company then submits to the United States Food and Drug Administration (the "FDA") a New Drug Application ("NDA") to obtain the FDA's clearance to market the drug.

Using this royalty-based business model, which is relatively uncommon in the pharmaceutical industry, the Company has commercialized two drugs and has five others proceeding through various stages of clinical development, all with a relatively modest depletion of its cash. The Company's first product, ADENOCARD(R), was approved by the FDA in October 1988. Its second product, ADENOSCAN(R), was approved by the FDA in May 1995. Substantially all royalty income and expenses in the three year period ended December 31, 1995 resulted from sales of ADENOCARD in the United States by Fujisawa-USA, Inc. ("Fujisawa"), the Company's corporate partner for ADENOCARD and ADENOSCAN.

STRATEGIC PLAN

Whereas large pharmaceutical companies typically seek diversification into multiple diagnostic and therapeutic areas, small companies with more limited resources must concentrate their efforts to be competitive and successful. As such, the Company continues to focus primarily on cardiovascular disease. However, its subspecialty expertise in adenosine drug development, and more recently nuclear cardiology, is well-recognized in the medical community. The Company believes that medical market trends, in particular managed care, present unique opportunities well suited to these core competencies. Therefore, to further concentrate its efforts and corporate partner interests, the Company at this time intends to divest its unrelated products and focus on the continued acquisition and development of adenosine and nuclear cardiac imaging products.

ADENOSINE PORTFOLIO

ADENOCARD(R) - a sterile formulation of adenosine for injection - indicated for the treatment of abnormally rapid heartbeats originating in the upper chambers of the heart, so-called paroxysmal supraventricular tachycardia. Commercially available from Fujisawa in the U.S. and Canada since 1989 as ADENOCARD, the drug also is sold by the Company's corporate partner Sanofi Pharma ("Sanofi") in the United Kingdom and other countries of the world as ADENOCOR(R) and in Switzerland as KRENOSIN(R).

ADENOSCAN(R) - a sterile formulation of adenosine for infusion - indicated as an adjunct to thallium cardiac imaging for the evaluation of coronary artery disease in patients unable to exercise adequately, so-called pharmacological stress. Commercially available from Fujisawa in the United States and Canada since 1995, the drug also is sold by Sanofi in the United Kingdom and pending registration and approval in other countries of the world.

MEDR-640 - a sterile formulation of adenosine for infusion - under development as an adjunct to early reperfusion (e.g., thrombolytic therapy or emergency angioplasty) in the treatment of acute myocardial infarction. Positive results of a Phase I/II trial for the drug were reported at the 1995 Annual Meeting of the American Heart Association, supporting the Company's belief that the drug holds significant promise as an effective cardioprotective agent. Pending the successful completion of on-going negotiations, Fujisawa would be the Company's partner for this product, which is in Phase II clinical testing.

NUCLEAR CARDIOLOGY PORTFOLIO

VIASCINT(TM)    -    a    sterile     radiopharmaceutical     formulation     of
     iodine/123/-iodophenylpenta-decanoic acid for injection - under development to determine the presence of "hibernating", or reversibly injured, as opposed to dead, heart muscle and thereby predict which patients are most likely to experience improvement in cardiac function following, and thus benefit from, coronary artery bypass graft (CABG) surgery, and to assist physicians in the selection of patients for such surgery. The Company has completed Phase III clinical testing, and the results indicate that the product provides the means to predict, with high accuracy, which patients will have improvement in cardiac functioning following revascularization. The Company plans to make an NDA submission in 1996. Nordion International Inc. currently has U.S. manufacturing rights, and the Company has marketing rights. The Company is in the process of seeking a corporate partner to market this product.

Tc/99m/-GLUCARATE   -  a   radiopharmaceutical   kit   for  the   preparation
     of technetium/99m/-glucarate for global injection - under development for the early and rapid diagnosis of acute myocardial infarction, particularly in patients with nondiagnostic electrocardiograms (ECGs) and negative cardiac enzyme tests. The Company acquired this product in January 1996 and currently retains the United States manufacturing and marketing rights.

REMAINING PORTFOLIO

BIDIL(R) - an oral dosage formulation  containing the combination of hydralazine hydrochloride and isosorbide dinitrate (two generically available vasodilators) - under development to improve survival in patients with congestive heart failure (CHF) who are inappropriate for treatment with angiotensin-converting enzyme (ACE) inhibitors. The product has completed Phase III clinical testing. Studies to establish bioequivalence have been completed, and the Company is analyzing the results. The Company has transferred the manufacturing process for BIDIL from its formulator to its commercial manufacturer. The Company plans to make an NDA submission in 1996. In 1993 the Company granted Boehringer Mannheim Pharmaceutical Company marketing and back-up manufacturing rights, and these rights may be reacquired by the Company. See "Product-By-Product Summaries - BIDIL" below.

ATP - a sterile formulation of adenosine triphosphate - under development for the treatment of solid tumors or cancer-related cachexia. The product has completed one single-center Phase I and one multicenter Phase II clinical trial, and the Company believes the results support the continued investigation of the drug as an adjunctive therapy that may improve the quality of life in patients suffering from non-small cell lung cancer. The Company currently retains the United States manufacturing and marketing rights and is in the process of seeking a corporate partner for this product.


PRODUCT-BY-PRODUCT SUMMARIES

                                  ADENOCARD(R)

The Product: ADENOCARD is a sterile formulation of adenosine (3mg/mL) available in 2ml vials and 2-4mL prefilled syringes for intravenous injection to restore normal heart rhythm in patients with abnormally rapid heartbeats originating in the upper chambers of the heart, so-called paroxysmal supraventricular tachycardia (PSVT). Because of its very short half-life (less than 10 seconds), ADENOCARD works quickly and typically without prolonged side effects. It has been adopted by numerous medical organizations as the "drug-of-choice" for the treatment of PSVT.

Regulatory Status: In October 1988, the Company received FDA approval to market ADENOCARD in the United States, and the drug is commercially available from Fujisawa in the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. Sanofi also sells the drug in France, Belgium, The Netherlands, Luxembourg, Spain, Greece, Germany, Denmark, Ireland, Italy, Ireland, Australia, Austria, Greece, Quatas, Jordan, Saudi Arabia, Cypress, Kuwait, Belgium and Germany.

Product License: In March 1985, the University of Virginia Alumni Patents Foundation granted to the Company an exclusive license to exploit in the United States and Canada the use of adenosine for the treatment of supraventricular tachycardia that is caused by re-entry in the A-V node or an accessory pathway of the human heart. In November 1986 such Foundation received a United States Patent on such use. For these rights, the Company paid a one-time, nonrefundable license fee and agreed to pay 10% of all net sales of ADENOCARD made directly by the Company and 50% of all royalties received by the Company from its sublicensees until the expiration of the term of the patent rights or until the license is terminated as provided in the agreement.

Competition: Intravenous calcium channel blockers and beta-blockers (generically available from numerous sources) are principal competitors. In addition, catheter-based ablation therapy is becoming more common and may compete for certain patient types.

Manufacturing and Marketing:

1. Agreement with Fujisawa. In November 1985, the Company granted Fujisawa USA, Inc. (formerly LyphoMed, Inc.), a manufacturer and marketer of critical care injectable pharmaceuticals and other products, an exclusive license to manufacture and market ADENOCARD in the United States and Canada. Fujisawa agreed to pay the Company a royalty equal to 25% of its net sales of ADENOCARD in each country for the duration of patent protection or any other exclusive marketing rights that may be granted to the Company by governmental agencies, whichever is longer. Fujisawa also agreed to pay the Company a royalty equal to 7% of Fujisawa's net sales of ADENOCARD during any subsequent term of the agreement, which will continue after the initial term until either party terminates the agreement by giving the other party 90 days written notice.

2. Agreement with Sanofi Pharma. In December 1987, the Company granted Sanofi Pharma ("Sanofi"), a multinational pharmaceutical company headquartered in France, the rights to exclusively manufacture and market ADENOCARD in Europe and countries other than the United States and Canada. Sanofi agreed to use its best efforts to commercialize ADENOCARD in such territories subsequent to receiving governmental marketing approvals and to pay the Company royalties equal to 5% of its net sales of ADENOCARD. Royalties will be paid on a country by country basis for the longer of six years or the period of any marketing exclusivity

                                  ADENOSCAN(R)

The Product: ADENOSCAN is a sterile formulation of adenosine (3mg/mL) available in 30mL vials for infusion indicated as an adjunct to thallium cardiac imaging in the evaluation of coronary artery disease in patients unable to exercise adequately and unable to take the treadmill component of the related tests, so-called pharmacological stress, since in many ways the effects of adenosine simulate those of exercise. ADENOSCAN is administered by brief intravenous infusion, and thallium (a radioactive agent) is injected during the procedure. Cardiac images are subsequently acquired (with gamma cameras) which visually display the presence and severity of underlying coronary artery disease. Because of its very short half-life, side effects are generally very brief.

Regulatory Status: In October 1992, the Company received approval to market ADENOSCAN in Canada; and in May 1995, the Company received from the FDA marketing clearance for ADENOSCAN in the United States. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom.

Product License: The Company owns the product as it is the exclusive assignee of patents issued in the U.S. and Canada, with counterpart applications pending approval in other countries of the world, covering the use of adenosine as a pharmacological stressor in cardiac imaging. In addition, in the U.S.
the product received three years of exclusivity from the date of NDA approval under the Hatch-Waxman Act.

Competition: Intravenous dipyridamole (IV Persantine(R)), manufactured and marketed by DuPont Radiopharmaceuticals, is the principal competitor and has been available in the U.S. since 1990. In addition, other drugs and procedures currently available or under development may be useful in determining the presence or severity of coronary artery disease and may compete directly with ADENOSCAN.

Manufacturing and Marketing:

Agreement with Fujisawa. In December 1988, the Company granted Fujisawa an exclusive license in the United States and Canada to manufacture and market ADENOSCAN. As amended in May 1995 by an agreement settling a litigation among the parties and Abbott Laboratories, Inc. related to the manufacturing and marketing rights to this drug, Fujisawa agreed to pay the Company royalties of 29% of ADENOSCAN net sales in the United States and Canada for the first five years after the commencement of commercial sales in each territory and thereafter royalties of 25% of net sales until June 10, 2007, at which time Fujisawa would have a paid-up license within such territories. (The Company is obligated to pay to Abbott royalties of 2% of the net sales of ADENOSCAN for five years following FDA marketing clearance, up to a maximum of $5.35 million. See Note 6 to the Financial Statements included in Item 8 below.)

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill ADENOSCAN orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of ADENOSCAN during the preceding 12 months. Fujisawa also agreed generally to maintain an inventory of at least six months of ADENOSCAN finished product and work-in-process, to be stored at multiple locations, to provide the Company within one year with data necessary to qualify Fujisawa's Melrose Park, Illinois plant as an alternate ADENOSCAN manufacturing facility and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of ADENOSCAN.

Agreement with Sanofi. In June 1992, the Company granted Sanofi the exclusive rights to manufacture and market ADENOSCAN worldwide except in the United States, Canada, Japan, Korea and Taiwan. Sanofi is responsible for obtaining governmental marketing approvals for ADENOSCAN in its exclusive territories and to pay the Company a 5% royalty based on annual sales. The royalty is payable for the longer of ten years or the period of any marketing exclusivity for ADENOSCAN in each country of the territory.

Agreement re: Japan. In February 1994, the Company signed a development and marketing agreement with a company in Japan for cardiovascular uses of adenosine. The Japanese company currently is pursuing the use of adenosine for pharmacologic stress for use with thallium perfusion imaging to detect coronary artery disease. The Japanese equivalent of an NDA has not been filed for any product covered by the agreement. The Company received a $1 million license fee plus a $300,000 fee when the FDA granted marketing clearance for ADENOSCAN.

                                    MEDR-640

The Product. Each year in the U.S. over one million patients suffer acute myocardial infarction and, despite the benefits of early reperfusion, permanent injury and disability is not uncommon. In addition, over 300,000 patients a year undergo CABG surgery and, despite standard cardioprotective measures, significant cardiac support is often required during the early postoperative period. MEDR-640 is a sterile formulation of adenosine (3mg/mL) under development as an adjunct to early reperfusion (e.g., thrombolytic therapy or emergency angioplasty) in the treatment of acute myocardial infarction and as an additive to standard cardioplegia during open-heart surgery.

Development Background: Substantial preclinical data, and limited human testing, suggest that adenosine may be further beneficial in these acute ischemic settings. The results of a single-center pilot investigation suggest that adenosine, as an adjunct to emergency angioplasty, may further limit the damage associated with acute myocardial infarction. This was suggested by significantly reduced injury measured 6-weeks after the procedure compared to measurements made at the time of hospital discharge. The preliminary results from another single-center pilot study suggest that adenosine, as an additive to standard cold-blood cardioplegia, may also limit the amount of cardiac support required during the early postoperative period following CABG surgery. This was suggested by statistically significant reductions in the cumulative amount of inotropes (i.e., dopamine and dobutamine) and vasodilators (i.e., nitroglycerine) required in the 24-hour period following surgery. These preliminary findings support the ongoing Phase II multicenter trials, including a placebo controlled trial in CABG surgery (so-called AB-02 trial), two related placebo-controlled trials using thrombolytic therapy in acute myocardial infarction (so-called AMISTAD trial), and a placebo-controlled trial using emergency (primary) angioplasty in acute myocardial infarction (so-called ALIVE trial).

Regulatory Status: The original IND for Phase I studies was filed in November, 1988. The Company is conducting multicenter Phase II clinical trials in the U.S., Canada and Argentina under an IND submitted to the FDA in November 1988.

Product License: The Company has a patent application pending in the U.S. and abroad for the use of adenosine to prevent further injury during acute myocardial infarction, and Fujisawa is the exclusive licensee of a U.S. patent issued in 1989 which would be sublicensed to the Company under the terms of the proposed agreement between the Company and Fujisawa. See "Manufacturing and Marketing" below.

Competition: A wide variety of agents currently available or under investigation may be useful in these acute ischemic settings, including antiplatelet and anticoagulant agents, cardiosuppressants, perfluorochemicals, anti-free radical scavengers, and adenosine analogs or modulators which may compete directly with MEDR-640.

Manufacturing and Marketing: MEDR 640 was included in the Company's 1988 exclusive license agreement with Fujisawa relating to ADENOSCAN. Pursuant to the May 1995 agreement with Fujisawa settling the litigation over the manufacturing and marketing of ADENOSCAN, all references to MEDR 640 in such license agreement were eliminated and the parties agreed as soon as practicable to enter into an agreement to jointly develop adenosine based products having indications as cardioprotective agents, such as MEDR 640, and for that purpose Fujisawa would grant to the Company an exclusive sublicense under a U.S. patent under which Fujisawa is the exclusive licensee. Fujisawa would have exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories to be agreed upon, and it would pay the Company 25% of net sales within the territories. The companies would share equally all costs of development and any royalties due to third parties. The Company and Fujisawa are in the process of negotiating such an agreement. (See Note 6 to Financial Statements included in Item 8 below.)

                                  VIASCINT(TM)

The   Product:   VIASCINT(TM)   is   a   radiopharmaceutical    formulation   of
I/123/-iodophenylpenta-decanoic acid under development to determine the presence of "hibernating", or reversibly injured, as opposed to dead, heart muscle and thereby predict improvement in cardiac function following coronary artery bypass graft (CABG) surgery, and to assist physicians in the selection of patients most likely to benefit from such procedure.

Development Background: Although numerous procedures and various factors are considered in the evaluation of patients for CABG surgery, the only FDA approved product for cardiac metabolic imaging and tissue viability assessment is F/18/-fluorodeoxyglucose (FDG) for use in conjunction with positron emission tomography (PET). However, this procedure is very expensive and not widely available. Like FDG, VIASCINT is a radioactive metabolite and may provide similar information with gamma cameras, which are generally available at most large hospitals. The results of the Company's Phase III clinical trials support its belief that VIASCINT provides the means to
predict,  with high  accuracy, which   patients   will  have   improvement   in
cardiac   function   following revascularization.

Regulatory Status: The Company has completed Phase III clinical trials in the U.S. under an IND submitted to the FDA in June 1992. The Company plans to make an NDA submission in 1996 based upon favorable ongoing dialogue with the FDA. The Company currently has no registrations planned outside the U.S.

Competition: A wide variety of agents and procedures currently available or under investigation may be useful in assisting physicians in the selection of patients for CABG surgery and may compete directly with VIASCINT. However, only PET FDG is currently FDA approved for use in detecting reversibly injured heart muscle that may improve subsequent to CABG surgery.

Product License; Manufacturing and Marketing: In April 1992, the Company obtained from Nordion International Inc. ("Nordion"), a Canadian manufacturer of radiopharmaceuticals, the right to develop and market VIASCINT in the United States. Under the agreement Nordion will supply the Company with VIASCINT for United States clinical trials and will share a portion of the Company's initial development expenses. Should the results of these initial studies be favorable, the Company will continue the development program in pursuit of FDA marketing clearance. The Company pays Nordion an annual fee of $25,000 (begun in April
1993) continuing up to the filing of the VIASCINT NDA. Upon FDA approval, if obtained, Nordion will retain exclusive manufacturing rights in the United States. The Company and Nordion will share equally in the profits of VIASCINT sold in the United States by the Company, and the Company will receive a royalty equal to 25% of net sales of VIASCINT sold in the United States by another party to which it may sublicense the marketing rights.

VIASCINT is not protected by a U.S. patent. However, the manufacturing (radiolabeling) technologies are trade secrets under license to Nordion International. In addition, the Company has applied to the FDA for Orphan Drug designation and anticipates five years of exclusivity under the Hatch-Waxman Act.

                                Tc/99m/-GLUCARATE

The Product: It is estimated that, among the five million annual visits for chest pain of possible cardiac original, nearly two million patients have ECGs and cardiac enzymes which indicate no acute myocardial injury, yet no clear alternative diagnosis. These patients are variably managed with the tentative diagnosis of "rule-out" myocardial infarction, yet they are not clearly candidates for early reperfusion therapy or early discharge. Tc/99m/-GLUCARATE, a radiopharmaceutical kit containing lyophilized glucaric acid (a
carbohydrate derivative)  for   reconstitution   and  radiolabeling  with
technetium/99m/ for injection, is under development for the early and rapid diagnosis of acute myocardial infarction, and it may provide useful diagnostic information in these patients with nondiagnostic electrocardiograms (ECGs) and negative cardiac enzyme tests.

Development Background: Tc/99m/-GLUCARATE in animal studies has been shown not to cross intact cellular membranes, and it is rapidly cleared from the blood through the kidney. However, in the presence of irreversibly damaged (infarcted) cells, Tc/99m/-GLUCARATE crosses the cellular membrane and binds tightly to nuclear residues. This type of uptake produces images of the infarcted areas that appear as "hot-spots" by standard nuclear imaging techniques.

Regulatory Status: The product has undergone limited preclinical and clinical testing overseas and some formulation development work. An IND to commence human testing in the U.S. is targeted for filing in late 1996.

Competition: Tc/99m/ -pyrophosphate (FDA approved) and In/111/-antimyosin antibody (pending FDA approval) are nuclear imaging agents used to detect infarcted myocardium and both would compete directly with Tc/99m/-glucarate. In addition, other in vivo or in vitro tests are available and would compete directly with Tc/99m/-glucarate.

Product License; Manufacturing and Marketing: On January 5, 1966, the Company received from Molecular Targeting Technology, Inc. an exclusive sublicensee under a U.S. patent issued in August 1990 covering the use of technetium-labeled glucarate for organ infarct imaging (the Molecular Targeting Technology principals are the inventors, and the patent is jointly owned, through assignment, by Centocor, Inc. and The Massachusetts General Hospital; similar patents for the same technology were approved in Europe in May 1995). The
Company  obtained  the  exclusive  right  to  develop,  manufacture  and  market
Tc/99m/-GLUCARATE in the United States, Japan and other countries of the world, except in Asia. The Company agreed to pay opportunity fees totaling $1.9 million, including an initial payment of $200,000 upon execution of the agreement and staged payments according to specific development milestones. The Company will also pay a royalty of either 6% of net sales of the product if sold by the Company or 25% of the Company's revenues from product sales made by a commercial partner. The sublicensor will provide all pre-clinical and clinical data conducted in the U.S. and abroad and will also transfer all manufacturing technology, including clinical trial material for Phase I and Phase II clinical trials. The Company will be responsible for all aspects of development and commercialization of the final product, with rights to sublicense.

                                    BIDIL(R)

The Product: Among the estimated 3.5 million patients suffering from congestive heart failure (CHF) in the U.S., a substantial portion are not candidates for first-line therapy with angiotensin-converting enzyme (ACE) inhibitors and, for such patients, the Agency for Health Care Policy and Research (AHCPR) and other medical organizations recommend combination oral treatment with hydralazine hydrochloride and isosorbide dinitrate, two generically available vasodilators. BIDIL is a fixed-dose, combination tablet for oral administration containing these two vasodilators, under development by the Company to improve survival in patients with CHF who are inappropriate for treatment with ACE inhibitors. BIDIL would offer a convenient formulation that may reduce noncompliance with prescribed treatment - the leading cause of hospital readmissions in patients with CHF. Testing to determine whether the BIDIL formulation is bioequivalent to the co-administration of its active components has been completed, and the data are being analyzed.

Development Background: Two previous landmark studies, the so-called V-HeFT trials, established the safety and efficacy of hydralazine and isosorbide dinitrate in the treatment of CHF. In particular, survival was significantly improved compared to placebo, although the ACE inhibitor enalapril was more effective in this regard than the vasodilator combination. The Company believes that data from these trials provide the clinical and statistical basis to pursue a survival claim in the intended population, provided it can adequately demonstrate that the BIDIL formulation is bioequivalent to the treatment used in the V-HeFT studies.

Regulatory Status: In March 1993 the Company submitted to the FDA an IND to commence human bioequivalency studies in the U.S. Phase III clinical testing has been completed. A pilot bioequivalency study was completed; and a pivotal bioequivalency study was completed in late 1995 and the data are being analyzed. At Company expense, a commercial source of raw bulk hydralazine and isosorbide dinitrate has been found and used in the preparation of the BIDIL combination product. The Company plans to file an NDA in 1996 assuming the bioequivalence data are favorable. BIDIL will qualify for three years of market exclusivity under the Hatch-Waxman Act.

Product License: In November 1991, the Company acquired exclusive rights from Jay N. Cohn, M.D., to a United States patent issued to Dr. Cohn in September 1989, covering a method of reducing mortality associated with chronic CHF in patients with impaired cardiac function by administering a combination of specified amounts of hydralazine and isosorbide dinitrate. Dr. Cohen, who was the principal investigator of the V-HeFT trials, granted the Company an exclusive license to worldwide rights to the combination therapy for research, development, manufacture and sale of this drug under the issued United States patent that he holds and any future patents he obtains.

The Company has agreed to pay Dr. Cohn a total non-refundable license fee (which will be credited against any future royalties) of $200,000, of which $125,000 is payable upon FDA approval of the Company's NDA for BIDIL. In the event the drug is commercialized, the Company will pay Dr. Cohn royalties equal to (i) 7.5% of the Company's direct net sales or (ii) 30% of any royalties received by the Company from sublicensees. In the event that annualized net sales surpass $100,000,000, the royalty amounts will increase to 9% and 40%, respectively, on sales over $100,000,000. However, upon expiration of Dr. Cohn's United States patent for BIDIL, each of the foregoing royalty rates will be reduced by 50%.

Competition: Hydralazine hydrochloride and isosorbide dinitrate are generically available and would compete directly with BIDIL. In addition, other agents approved or under development, such as calcium-channel blockers, beta-blockers, angiotensin-II receptor blocker, and other vasodilators, may compete directly with BIDIL.

Manufacturing and Marketing: In November 1993, the Company signed a licensing agreement with Boehringer Mannheim Pharmaceutical Company ("BMPC") giving BMPC rights to market BIDIL in the U.S., Canada and Mexico with a right of first refusal for licenses outside these territories. BMPC agreed to pay the Company royalties as follows: (i)on net sales of up to $30,000,000, a royalty of twenty-five percent (25%) of such net sales; (ii)on net sales of over $30,000,000 and below $60,000,000, a royalty of twenty-two percent (22%) of such net sales; and (iii)on net sales of over $60,000,000, a royalty of twenty percent (20%) of such net sales.

BMPC paid the Company a licensing fee of $1,000,000 following the execution of the agreement and agreed to make the following additional payments to the
Company: $500,000 within 30 days of successful completion of the bioequivalence study; $250,000 within 30 days of the submission to the FDA of an NDA; and $1,000,000 within 30 days of the approval of the NDA by the FDA. In the event that within the time parameters established in the Development Plan a viable formulation of BIDIL cannot be attained or bioequivalence of BIDIL is not achieved, the Company is obligated to refund the $1,000,000 fee paid upon the execution of the Agreement or $500,000 of such fee, as the case may be, and in either case the agreement shall terminate.

The Company and BMPC mutually agreed effective April 1, 1996 to terminate the November 1993 license in which the Company granted to BMPC marketing and back-up manufacturing rights to BIDIL. As a result of BMPC's strategic marketing plans for certain of its other products, it was no longer interested in BIDIL. The Company will retain $350,000 of BMPC's $1 million license fee, which the Company will account for as income in the second quarter of 1996.

Based on the value added to BIDIL by the Company from the formulation, bioequivalency and other development work it has performed on BIDIL and the planned 1996 filing of a BIDIL NDA, the Company believes, although no assurance can be given, that it will be able to obtain another partner for BIDIL on license terms at least as favorable as those it received from BMPC.

                         ADENOSINE TRIPHOSPHATE ("ATP")

The Product: There is a need for more effective treatment of solid tumors such as non-small cell lung cancer, which is extremely aggressive, and leads rapidly to death. ATP has demonstrated some ability to inhibit tumor growth in animal studies, and it may reduce cachexia, the weight-loss and wasting syndrome associated with cancer.

Development Background: Adenosine triphosphate is the primary energy-releasing molecule in the human body and is composed of adenosine and phosphate. The anti-cancer effects of ATP previously have been reported in several experimental animal tumors. A small number of patients with late stage colorectal cancer have received ATP in conjunction with a currently marketed anti cancer drug, 5-fluorouracil. In the two trials completed under the IND, ATP has shown a favorable safety profile as well as some preliminary indications of efficacy.

Regulatory Status: A Phase I dose-ranging safety study and a Phase I/II multicenter study in patients with non-small cell lung cancer have been completed under an IND approved by the FDA in May, 1992. ATP will qualify for five years of market exclusivity under the Hatch-Waxman Act.

Product License: In May 1991, the Company acquired from Eliezer Rapaport, Ph.D., the exclusive rights to two issued United States patents and one patent application pending in the United States covering (i) the use of adenosine 5-diphosphate ("ADP") and adenosine 5-triphosphate ("ATP") to arrest and kill tumor cells (United States patent issued November 1989); (ii) the arrest of growth of tumor cells due to an increase in blood and plasma levels of ATP in a host resulting from the administration to the host of adenosine monophosphate ("AMP") or ATP and a reduction in weight loss caused by cancer cachexia by administration of AMP or ATP (United States patent issued September 1991); and
(iii) the utilization of adenosine nucleotides and/or adenosine and inorganic phosphates for elevation of liver, blood and blood plasma ATP concentrations (United States patent pending). A patent covering claims in (i) above has issued in April 1988 in Europe and in February 1988 in Japan. Patent applications covering claims in (ii) and (iii) above are pending in Europe and Japan.

In consideration for entering into this agreement, the Company granted Dr. Rapaport and another scientist options to purchase a total of 21,200 shares of the Company's stock at $14.625 per share (the market price of the stock at the time of the grant), and agreed generally to pay Dr. Rapaport an 8% royalty based on net sales of ATP by the Company or its affiliates and 40% of the net monetary proceeds paid to the Company from any sublicensee based on net sales, but in no event will Dr. Rapaport receive an amount less than 4% of the sublicensee's net sales during the period in which the Company is receiving royalties from the sublicensee. Unless sooner terminated under the terms of the agreement, the license will continue until the later of the expiration of Dr. Rapaport's patents or of any exclusive marketing period provided by law. However, the Company may continue to market ATP in any country without making royalty payments to Dr. Rapaport after the expiration of the patents in that country or after five years following the commencement of sales in any country not covered by Dr. Rapaport's patents.

Competition. There are numerous anti cancer agents on the market, but few of these drugs are effective in the treatment of metastatic non-small cell lung cancer ("NSCL"), the solid tumor against which ATP is first placed to be tested in clinical studies. Other drugs are in development which may be used to treat NSCL cancer and, if approved for marketing by the FDA, would likely compete with and could be superior to ATP in the treatment of this and potentially other tumors.

Manufacturing and Marketing: ATP is the Company's only adenosine-based product with a non-cardiac indication, and The Company is seeking to sublicense a corporate partner to continue the development of this product, including the right to manufacture and market it.


                    GOVERNMENT REGULATION OF PHARMACEUTICALS


The Company is engaged in a business in which strict federal regulation through the FDA is a significant factor. Such regulations relate primarily to the safety and efficacy, but also govern manufacturing, labeling, advertising and marketing, of pharmaceutical products.

In order to test clinically and later market pharmaceutical products, a company must obtain marketing clearance from the FDA in the United States and comparable governmental agencies in other countries. The FDA requires substantial evidence of the safety and efficacy of new drugs and the approval process involves several steps. Each of these steps can be time consuming and expensive.

The first step includes the period from the discovery of the compound, including laboratory and animal experimentation, to the filing of an IND. The IND submission must contain data from the preclinical drug research, including biochemistry, animal toxicological and pharmacological studies, and any other available information on the drug and must also outline a plan of clinical investigation. INDs must be sought for particular formulations of a drug, such as oral, injectable and topical, and these formulations must be tested in the treatment of human disease only in accordance with protocols (specific treatment regimens) submitted in connection with the IND.

Once an IND has been allowed to become effective by the FDA, clinical trials on humans may be undertaken in accordance with the approved protocols. During clinical investigation, the sponsor is required to monitor all studies, to submit progress reports to the FDA at intervals not exceeding one year, and to report promptly serious adverse reactions pertinent to the safety of the drug.

There are usually three phases in the clinical development of a new drug. Phase I concerns the testing of the drug in a small number of healthy subjects to determine primarily a number of safety parameters and to obtain other basic experience with the drug in humans. Phase II concerns the testing of the drug under well-controlled conditions in a larger population to obtain information on the drug's safety and efficacy in patients for the claim or claims being made by the Sponsor. Phase III concerns the testing of the drug in a still larger patient population and for a longer period of time under well controlled conditions to confirm the safety and efficacy results obtained in Phase II. Phase III is usually considered the last phase in the clinical testing of the drug.

If the sponsor elects to proceed beyond clinical development to commercialization of the drug, it submits to the FDA an NDA which contains a written summary of all data reflecting the total research experience with the drug and a section regarding its manufacture. When the FDA has reviewed the NDA and all additional information which it may have required to be submitted during the review process, it decides whether, and under what labeling conditions, it will permit the product to be marketed. The FDA may require post-marketing testing and surveillance of adverse reactions as a condition of its approval to monitor the drug's effect during marketing.

Although health registration requirements are generally more rigidly applied in the United States than elsewhere, the regulatory pattern in the United States is now being followed by most industrialized countries.

ORPHAN DRUG ACT

As the sponsor of an orphan drug for a particular indication, the Company would be entitled to receive seven years exclusive marketing rights for this indication, but only if it proceeds to sponsor the first NDA approved for the drug for this indication. Thus, unlike patent protection, the designation of a drug for a particular indication as an orphan drug would not, by itself, prevent other manufacturers or sponsors from obtaining orphan drug status for the same drug for the same indication if they obtained a prior NDA, or from obtaining FDA approval prior to approval of the Company's NDA.

The Company also is entitled to certain federal income tax credits with respect to certain clinical expenses related to its orphan drugs.

As is the case with FDA approval generally, the grant of orphan drug status for one or more of the Company's drugs would not prevent the FDA from approving the same drug or drugs for a different indication, and medical practitioners may prescribe an approved drug for non-indicated (i.e., off-label) uses. The marketing potential of the Company's orphan drugs could be adversely affected by FDA approval of another company's NDA for the same drug for different uses.

The Company intends, where applicable, to obtain orphan drugs designation for any drugs licensed or acquired by it in the future. There can be no assurance, therefore, that the scope of protection currently afforded by orphan drug status or the federal income tax credits currently available to sponsors of orphan drugs will continue to be available in the future.

HATCH-WAXMAN ACT

The Hatch-Waxman Act provides for limited marketing exclusivity for pharmaceutical products which receive NDA approval from the FDA, independent of any issued patents which may apply. If a pharmaceutical product receives NDA approval, and the FDA has not previously approved any other product containing the same active ingredient, including any salt or ester of the active ingredient, then the Hatch-Waxman Act does not permit any abbreviated generic NDA ("ANDA") to be submitted by another company for that drug product for five years from the date of NDA approval. If an NDA approval is received for a pharmaceutical product containing an active ingredient or salt or ester of an active ingredient that has been previously approved by the FDA, and if that NDA approval was secured in part through the submission to the FDA of new clinical investigations other than bioavailability studies, then the Hatch-Waxman Act prohibits the FDA from making effective the approval of an ANDA for that product by another company for a period of three years from the date of NDA approval. This limited exclusivity provision is automatically granted upon NDA approval as applicable and does not require special consideration. Within the Company's current portfolio of products, VIASCINT and ATP qualify for five years of exclusivity, and ADENOSCAN, MEDR 640, and BIDIL qualify for three years of exclusivity, under this provision.

PATENTS AND PROPRIETARY RIGHTS

Patents and other proprietary rights are extremely important to the Company's business. However, the patent positions of biopharmaceutical firms, including the Company, are uncertain and involve complex legal and factual questions which can be difficult to resolve.

The Company's general policy is to license the right to manufacture and sell pharmaceutical products the use of which for the particular indication is covered by an issued United States patent which the Company's patent counsel believes is valid and enforceable. The Company believes that licensing issued patents represents the best step the Company can take to protect the technology, inventions, and improvements that it considers important to the development of its business, and the Company's financial investment therein. However, on occasion the Company may acquire product opportunities without issued patents or without patent applications pending, such as, for example, when in Management's opinion, the invention would expand the Company's adenosine portfolio. The Company also relies upon trade secrets, know-how, continuing technological innovations and subsequent licensing opportunities to develop and maintain its competitive position.

The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by the Company or its licensors will issue. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be absolutely certain that it or any licensor was the first inventor of the subject matter covered by the patent application or that it or such licensor was the first to file a patent application therefor or that it would obtain the freedom to practice the claimed inventions. Moreover, priority in filing a patent application for an invention can be overcome by a different party who first practiced the invention. Accordingly, the Company might have to participate in extensive proceedings in U.S. and/or foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office (the "Patent Office"), to determine priority and/or patent validity. Any such proceeding would be costly and consuming of Management's time. There can be no assurance either that the Company's owned or licensed patents would be held valid or that the Company's products would not be found to infringe patents owned by others. In the event of a determination that the Company is infringing a third party's patent, the Company likely would be required to pay royalties, which could be substantial, to such third party. It is even possible that the third party could refuse a license to the Company in order to keep the Company's product off the market.

There can be no assurance that any patent rights held by the Company will provide any actual competitive advantage to the Company. Competitors might be able to develop similar and competitive products outside the scope of the Company's patents. For example, should third parties patent or otherwise develop and receive governmental clearance to commercialize an adenosine product for a use not covered by the Company's patents, physicians could use those third party products in place of the Company's adenosine products even though such third party products were not approved by the FDA for the same indications as the Company's products. Any such off-label use of third party products could have a material adverse effect on sales of the Company's products and the amount of royalty revenues received by the Company.

From time to time, third parties may claim or the Company may identify, intellectual property rights not owned or licensed by the Company which may be infringed by the Company. To the extent that such properties are in the public domain, in the first instance the Company would seek the opinion of its patent counsel to avoid claims of willful infringement. In addition, whether or not such properties are in the public domain, the Company, and based on the Company's evaluation, after consultation with patent counsel, of applicable considerations, including without limitation the potential duration, expense and outcome of an infringement proceeding, the validity or enforceability of such potential claims and other business consideration, might seek to license such intellectual properties in consideration of the Company's payment of royalties. Although the Company believes that it should be able to obtain a license on commercially reasonable terms to any such patent, there can be no assurance that it will be able to obtain from third parties patent licenses on commercially reasonable terms, if at all.

In the case of ADENOSCAN, one such third party with potential claims has been identified. In 1987, such third party filed broad patent applications relating to uses of adenosine. The third party has told the Company that its
applications makes  certain   claims   which  may  be  relevant  to  the
development   and commercialization  of the Company's  adenosine  products, including ADENOSCAN. Although the Company has not been given a copy of such application and all of the related correspondence with the Patent Office and is seeking from such third party specific information concerning these claims, based on the information it has received from such third party the Company believes its ADENOSCAN patent would have priority over any patent that might issue to such third party. Nonetheless, based on such information as the Company may receive in the future from such third party the Company will consider with its patent counsel whether to seek a license from such third party of the pending claims or those claims for which the Patent Office may grant a patent. The third party already has told the Company that it would like to enter into a license agreement covering its pending claims. This third party also has an issued Canadian patent which appears to have priority over the Company's Canadian patent for ADENOSCAN. Although the royalty revenues from the product's sales in Canada are not material to the Company, the Company may seek to obtain a Canadian patent license.
However, there can be no assurance that any license can be negotiated with this third party on mutually acceptable, or commercially reasonable, terms nor that the owner of this patent application will not seek to enforce against the Company's products, or against its development activities, any patent that may issue.

It is the Company's policy to require its employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or the exchange of information prior to a collaboration with the Company. These agreements provide that all confidential information developed or made known during the
course of  relationship  with the  Company is to be kept confidential   and  not
disclosed   to  third   parties   except  in  specific circumstances.  In the
case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment, shall be the exclusive property of the Company to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. To the extent that key employees, consultants or third parties apply technological information independently developed by them or by others to any of the proposed projects of the Company, disputes may arise as to the proprietary rights to such information, and such disputes may not be resolved in favor of the Company.

The Company also relies upon trade secret  protection for its  confidential  and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

The Company has registered various trademarks in the Patent Office and has other trademarks which have acquired both national and international recognition. The Company has trademark registrations or pending applications in a number of foreign countries.

PRODUCT AND CLINICAL STUDIES LIABILITY

Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against the Company for liability with respect to injuries that may arise from the administration or use of its products during clinical trials or following marketing. However, no claim involving a material liability has ever been brought against the Company. The Company presently carries what it believes to be adequate product and clinical studies liability insurance coverage.

RESEARCH AND DEVELOPMENT

The Company expended for research and development $8,535,187, $5,844,014 and $4,834,825 during the years ended December 31, 1995, 1994 and 1993, respectively.

EMPLOYEES

As of February 29, 1996 the Company employed twenty-three persons on a full-time basis. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company will need to hire additional scientific and support personnel as it expands its operations.

ITEM 2.  PROPERTIES

The Company leases approximately 11,900 square feet of office space, in Research Triangle Park, North Carolina, for its corporate offices under a lease that expires in July 1998 . The Company believes that this facility is adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company except the class action litigations discussed below:

In September and October 1993, the Company, and certain of its past and then directors and officers along with Kemper Securities Group, Inc. and Vector Securities International, Inc., were named in two class action lawsuits filed in the United States District Court, Northern District of Illinois. These actions, which were consolidated in February 1994, allege that the Company and the other defendants violated Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10 (b) (5) promulgated thereunder and made negligent misrepresentations in connection with the Company's January 1992 secondary stock offering and otherwise during the period November 19, 1990 through April 28, 1993. They seek unspecified compensatory, punitive and exemplary damages. In September 1994, the District Court granted the Company's motion to dismiss on the ground that the action was time barred. Plaintiffs appealed, and in 1995 the United States Court of Appeals for the 7th Circuit held that the lower Court's dismissal was premature and reversed the granting of the motion to dismiss.

In November 1995, the Company answered the complaints and denied the material allegations thereof and asserted affirmative defenses, including among others that the Company did not commit securities fraud, that the Company did not make any untrue representations, that the Company made adequate disclosure about the Adenoscan(R) NDA and that the complaints were not filed timely by reason of the applicable statute of limitations.

On February 20, 1996, defendants moved for summary judgment on the basis that plaintiffs' claims are barred by the statute of limitations and, in the alternative, assuming arguendo that plantiff's allegations are true, any misrepresentations by defendants caused no losses to the plaintiffs. Plaintiffs have requested until March 31, 1996 to reply to the motion.

As a result of the Company's pending summary judgment motion, and the fact that class certification has not yet been addressed and no depositions have occurred, it is not possible at this time to evaluate the potential liability of the Company. However, the Company is vigorously contesting the allegations of the complaints, which it believes are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

a)     November 30, 1995 Annual Meeting

b)     Directors Elected -       Richard C. Williams
                                 Elizabeth M Greetham
                                 William M. Bartlett
                                 Eugene L. Step
                                 Albert D. Angel

c)     Proposals voted upon:

       (i) Election of Directors:

                Richard C. Williams
                For:                               8,759,464
                Abstain:                           1,684,524

                Elizabeth M. Greetham
                For                                8,721,309
                Abstain                            1,720,679

                William M. Bartlett
                For:                               8,740,484
                Abstain                            1,701,504

                Eugene L. Step
                For:                               8,817,014
                Abstain:                           1,624,974

                Albert D. Angel
                For:                               8,814,814
                Abstain:                           1,627,174

       (ii) Ratification of KPMG Peat Marwick LLP as independent accountants:

                For:                               9,833,600
                Against:                             529,822
                Abstain:                              75,006



                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol MRE. The following table sets forth the high and low sales prices of the Company's Common Stock on the American Stock Exchange during the applicable periods.


                       Quarter Ended              High        Low

Calendar 1995:

                    March 31, 1995               $14 5/8     $11 1/8
                    June 30, 1995                 15 5/8      11 7/8
                    September 30, 1995            15 1/8      11 3/4
                    December 31, 1995             12 3/4       9 1/2

Calendar 1994:

                    March 31, 1994               $16 1/8     $10 7/8
                    June 30,1994                  15 1/4      11 3/4
                    September 30, 1994            13 7/8      11
                    December 31, 1994             13 1/4       9 1/2


The Company had 329 owners of record and in excess of 6,459 beneficial owners of its Common Stock as of February 29, 1996, based upon information provided by the Company's transfer agent.


DIVIDENDS

The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no cash dividends on its Common Stock will be declared in the foreseeable future. Any future cash dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.



ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years has been derived from the audited financial statements of the Company. The selected consolidated financial data for the years ended December 31, 1995, 1994, and 1993 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information included elsewhere in this report.



Summary Consolidated Statement of Operations Data:



OPERATIONS                                  Year Ended December 31,                      Year Ended August 31,
                                  ---------------------------------------------      ----------------------------
                                       1995             1994            1993             1992             1991
Revenue                           $ 13,007,734      $10,688,619     $ 9,345,256       $ 6,078,711       $3,056,429
Costs and Expenses                  16,540,176       15,103,087      12,903,575         5,640,608        2,442,983
Net Income (Loss)                   (3,532,442)      (4,414,468)     (3,558,319)          395,503          611,496
Net Income (Loss) per
  Common Share                            (.32)            (.40)           (.32)              .04              .07
Weighted Average Number
  of Shares Outstanding             11,023,921       11,144,938      11,182,376        10,655,039        9,282,285
Cash Dividends Declared
  per Common Share                           -                -               -                 -                -


Summary Consolidated Balance Sheet Data:


                                                 December 31,                               August 31,
                               -------------------------------------------------- --------------------------------
                                      1995             1994             1993             1992             1991
Working Capital                    $27,734,612      $24,883,199     $13,089,253      $21,791,436       $2,505,524
Total Assets                        43,121,656       44,680,299      49,298,432       49,663,388        3,139,978
Stockholders' Equity                35,099,683       38,901,572      45,577,377       48,643,948        2,697,138
Accumulated (Deficit)              (15,715,592)     (12,183,150)     (7,768,682)      (4,231,126)      (4,626,629)
Net Tangible Book Value
  Per Share                               3.15             3.53            4.07             4.37              .28



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW


During calendar 1995, sales of adenosine (ADENOCARD and ADENOSCAN) increased 16% and the Company's total revenue increased 22% over the prior calendar year. Although revenue increased in 1995, the continued emphasis on product development resulted in a net loss of $3,532,442 for 1995, or $(0.32) per share.

In May 1995, the Company received marketing clearance from the FDA for ADENOSCAN. The product was launched on July 31, 1995 in the United States and Canada by Fujisawa USA. In July 1995, the Company transferred the manufacturing process for BIDIL from its formulator to its commercial manufacturer. In October 1995, the Company completed Phase III trials for VIASCINT and the results indicate that it provides the means to predict, with high accuracy, which patients will have improvement in cardiac function following revascularization. In November 1995, the Company announced the presentation at the 68th Annual Meeting of the American Heart Association of positive results of a Phase I/II trial for MEDR 640, the Company's belief that adenosine holds significant promise as an effective cardioprotective agent. In December 1995, the Company completed Phase II trials for ATP in non-small cell lung cancer (NSCLC) and the Company believes the results support the continued investigation as adjunctive therapy that may improve the quality of life.


RESULTS OF OPERATIONS

The accompanying consolidated financial statements and certain selected financial data have been presented for the calendar years ended December 31, 1995, 1994, and 1993. The Company changed its presentation of the Consolidated Statements of Operations to reflect gross margin related to royalty revenues followed by operating expenses and other income (expense).

Calendar Year 1995 Compared to Calendar Year 1994


Net Revenues. The Company's 1995 royalty revenue increased from $8,460,180 to $9,770,124, an increase of 16%, primarily due to a 34% increase, for the first six month period compared to the year earlier period, in unit sales of ADENOCARD related to increased demand for the vial formulation and the July 31, 1995 launch of ADENOSCAN, which more than offset the decrease in ADENOCARD sales. Although the Company had increased royalty revenue from Sanofi's foreign sales of ADENOCOR and ADENOSCAN, Fujisawa is responsible for substantially all of the royalty revenue to the Company.

Gross Margin. The Company's 1995 gross margin from adenosine revenues increased from $4,230,092 to $5,814,573, an increase of 37% due to a decline in ADENOCARD sales, a change in the product sales mix, and a corresponding reduction in the associated royalty expense. Royalty expense represents one-half of royalty revenue earned by the Company from ADENOCARD sales and is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to ADENOCARD. It decreased from $4,230,088 to $3,955,551, a decrease of 7%. The Company expects royalty expense to continue to decrease.


Operating Expenses. Total operating expenses increased from $10,872,999 to $12,484,625, an increase of 15%, due to a substantial increase in research and development costs.

Research and development costs increased from $5,844,014 to $8,535,187, an increase of 46%. This increase largely reflected the completion of a pivotal bioequivalence study and manufacturing scale-up for BiDil(R), the completion of two pivotal Phase III clinical trials and data analysis for VIASCINT(TM), and the entry into three multicenter Phase II clinical trials for MEDR-640.

General and administrative expenses decreased from $4,064,707 to $3,949,438 primarily due to a substantial decrease in legal expenses offset somewhat by increases in investor relations and accounting services expenses.


Other Income (Expense). The Company substantially satisfied preclinical and toxicology accomplishments related to adenosine and accordingly recognized
$1,000,000 in revenue from the licensee. Interest income increased from $2,235,127 to $2,237,610.


Loss Per Share. Loss per share decreased from $0.40 per share in 1994 to $0.32 per share in 1995 on weighted average common shares and common share equivalents outstanding of 11,144,938 and 11,023,921 respectively. The loss per share reflects a net operating loss of $4,414,468 and $3,532,442 in 1994 and 1995, respectively.

Calendar Year 1994 Compared to Calendar Year 1993

Net Revenues. The Company's 1994 royalty revenue increased from $7,188,514 to $8,460,180, an increase of 18%, due to quarter-to-quarter increases in unit sales of ADENOCARD by Fujisawa, the Company's North American licensee, and the introduction of the ADENOCARD pre-filled syringe, along with the increased demand of ADENOCARD in vial formulation, and increased sales of ADENOCOR by Sanofi. Although increased royalty revenue resulted from the sale of ADENOCOR by Sanofi, Fujisawa is responsible for substantially all of the royalty revenue to the Company.


Gross Margin. The Company's 1994 gross margin from ADENOCARD revenues increased from $3,594,257 to $4,230,092 an increase of 18% due to the increase in sales. Royalty expense, which is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to ADENOCARD, increased from $3,594,257 to $4,230,088, an increase of 18% and represents one-half of royalty revenue earned by the Company from ADENOCARD sales.


Operating Expenses. Total operating expenses increased from $9,309,318 to $10,872,999, an increase of 17% due to increases in research and development costs and the recognition of a realized loss of $964,278 ($0.09 per share) in the fourth quarter which was required due to an other-than-temporary impairment of the underlying closed end mutual fund consisting of preferred stocks in the financial services and utilities sectors in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company believes the write-down is sufficient to minimize the risk of future realized losses.

Research and development costs increased from $4,834,825 to $5,844,014, an increase of 21%. This increase reflected the Company's continued advancement and planned acceleration of research and development for its five products in clinical development, with major increases involving VIASCINT, BIDIL, ATP, ADENOSCAN, and overhead expenses directly related to research and development. The Company continues to anticipate a controlled increase in research and development expenditures.

General and administrative expenses decreased 9% from $4,474,493 to $4,064,707, primarily due to the Company's relocation of Research Triangle Park in the Raleigh-Durham-Chapel Hill area of North Carolina in 1993.

Other Income (Expense). Interest income increased from $2,085,885 to $2,235,127, an increase of 7%.

Loss Per Share. Loss per share increased from $0.32 per share in 1993 to $0.40 per share in 1994 on weighted average common shares and common share equivalents outstanding of 11,182,376 and 11,144,938 respectively. The loss per share reflects a net operating loss of $3,558,329 and $4,414,468 in 1993 and 1994, respectively.

FINANCIAL CONDITION

As of December 31, 1995, the Company had total cash and investments of $36,545,201 comprised of $4,304,774 of cash and cash equivalents and $32,240,427 of investments in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of December 31, 1995 was $27,734,612, compared to $24,883,199 as of December 31, 1994. The increase in working capital was due to a shift from noncurrent investments to current cash and cash equivalents in 1995.


Included in liabilities at December 31, 1995 is an accrued liability (current and non-current portion) of $3.2 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to ADENOSCAN. See Note 6 to the Company's Financial Statements included in Item 8, below. Included in assets at December 31, 1995 is a deferred asset (current and non-current portion) of $3.1 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan(R) net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the ADENOSCAN NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

ADENOSCAN, is currently marketed in the United States, Canada and the United Kingdom. ADENOCARD is currently marketed in the United States and Canada, the United Kingdom plus Ireland, Switzerland, Quatar, Australia, Greece, Austria, Kuwait, Belgium, Saudi Arabia and Germany. The Company will not generate revenues from its products until its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the short term the Company expects to receive substantially all of its royalty revenues from sales of its products by Fujisawa USA.

The FASB has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123''), "Accounting for Stock-Based Compensation," which applies to all transactions in which an entity acquires goods and services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOPs). The Statement covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. A new method of accounting for stock-based compensation arrangements with employees is established by the Statement. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB Opinion No. 25 (Opinion 25). However, the Statement does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. The Company has reviewed the provisions of SFAS 123 and will not adopt the new fair value based method; rather, it will continue to use the Opinion 25 method. However, the Company will provide disclosure of pro forma effects on net income regarding the new fair value based method.


IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Medco Research, Inc. are included in this report:

Page     26       Independent Auditors' Report

Page     27       Consolidated balance sheets--December 31, 1995 and 1994

Page     28       Consolidated statements of operations--Years ended December
                  31, 1995, 1994 and 1993.

Page     29       Consolidated statements of stockholders' equity--Years ended
                  December 31, 1995, 1994, and 1993

Page     31       Consolidated statements of cash flows--Years ended December
                  31, 1995, 1994 and 1993.

Page     33       Notes to consolidated financial statements

                                               INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medco Research, Inc.:

We have audited the accompanying consolidated balance sheets of Medco Research, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medco Research, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company is party to certain claims and litigation. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for liability, if any, that may result from the resolution of such matters has been recognized in the accompanying consolidated financial statements.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994.


Raleigh, North Carolina
March 5, 1996

                              Medco Research, Inc.

                          Consolidated Balance Sheets

                                                            Year Ended December 31
                                                       -------------------------------
                                                           1995               1994
                                                       -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                          $ 4,304,774         $ 1,052,836
   Investments (Note 2)
     Securities available for sale                      5,664,669           8,178,185
     Securities held to maturity                       17,571,488          15,959,545
   Accounts and notes receivable:
     Royalties                                          2,203,663           2,416,121
     Joint development partner (Note 5 and 6)                   -             254,029
     Other                                              1,531,227             106,220
   Accrued interest income                                252,220             405,113
   Prepaid expenses                                       327,319             339,877
                                                       --------------------------------
Total current assets                                   31,855,360          28,711,926
Investments held to maturity (Note 2)                   9,004,270          15,563,386
Deferred asset (Note 6)                                 1,851,915                   -
Property and equipment, at cost, net of
   accumulated depreciation (Note 3)                      329,669             315,459
Patent,  trademark and distribution  rights,
   at cost, net of accumulated amortization
   of $60,865 (1995) and $51,780 (1994) (Note 5)           80,442              89,528
                                                      --------------------------------
Total assets                                          $43,121,656         $44,680,299
                                                      ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses               $2,811,427         $ 1,584,622
   Accrued royalties (Note 5)                           1,309,321           2,244,105
                                                      --------------------------------
Total current liabilities                               4,120,748           3,828,727
   Deferred revenue (Note 7)                            1,300,000           1,950,000
   Deferred royalty payment (Note 6)                    2,601,225                   -
Stockholders' equity (Note 8):
   Common stock, no par value,
     authorized 40,000,000 shares;
     shares issued of 11,155,832
     and 11,020,947 at December 31,
     1995, and 1994  respectively;
     shares  outstanding  of 11,013,332
     and 11,020,547 at December 31, 1995
     and 1994 respectively                             52,216,010          51,376,034
   Unrealized gain (loss) on investment
     securities available for sale (Note 2)               133,972            (291,312)
   Accumulated deficit
                                                      (15,715,592)        (12,183,150)
   Cost of stock held in treasury, 142,100
     shares                                            (1,534,707)
                                                      -------------------------------
Total stockholders' equity                             35,099,683          38,901,572
                                                      --------------------------------
Commitments and contingencies (Notes 5 and 11)
Total liabilities and stockholders' equity            $43,121,656         $44,680,299
                                                      ================================

          See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

                     Consolidated Statements of Operations

                                                                         Year Ended December 31
                                                          ----------------------------------------------------
                                                                1995               1994            1993
                                                          ----------------------------------------------------
Net Revenues:
   Royalty revenue (Note 5)                                      $9,770,124      $8,460,180        $7,188,514
   Royalty expense (Note 5)                                       3,955,551       4,230,088         3,594,257
                                                          ----------------------------------------------------
   Gross Margin                                                   5,814,573       4,230,092         3,594,257
                                                          ----------------------------------------------------

Operating Expenses:
   Research and development costs                                 8,535,187       5,844,014         4,834,825
   General and administrative expenses                            3,949,438       4,064,707         4,474,493
   Write down of investment security (Note 2)                             -         964,278                 -
                                                          ----------------------------------------------------
                                                                 12,484,625      10,872,999         9,309,318
                                                          ----------------------------------------------------

Other Income (Expense)
   Interest income                                                2,237,610       2,235,127         2,085,885
   Other income (expense) (Note 7)                                1,000,000         (6,688)            70,857
                                                          ----------------------------------------------------
                                                                  3,237,610       2,228,439         2,156,742
                                                          ----------------------------------------------------

Loss before income taxes                                        (3,432,442)     (4,414,468)        (3,558,319)

Provision for income taxes (Note 9)                                 100,000               -                  -
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------

Net loss                                                        (3,532,442)     (4,414,468)        (3,558,319)
                                                          ====================================================
                                                          ====================================================

Net loss per share                                                  $(0.32)         $(0.40)            $(0.32)
                                                          ====================================================
                                                          ====================================================

Weighted  average  number of  common  shares  and  common
   share equivalents outstanding                                 11,023,921      11,144,938         11,182,376
                                                          ====================================================

         See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

                Consolidated Statements of Stockholders' Equity

                                 Common stock
                         ------------------------------
                                                         Unrealized
                                                       gain (loss) on
                                                         investment
                                                         securities
                           Number of                    available for     Accumulated     Cost of stock held
                             shares          Amount         sale            deficit          in treasury            Total
                         ----------------------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------------------
Balance at December
   31, 1992                  11,173,614     $53,206,883            -     $(4,210,363)                  -         $48,996,520
   Stock options                 35,000         338,125            -               -                   -             338,125
     exercised
   Stock repurchased
     and retired in
     connection with
     exercise of                (18,442)       (281,240)           -               -                   -            (281,240)
     stock options
   Stock repurchased
     and retired                 (5,500)        (59,774)           -               -                   -             (59,774)
   Discharge by
     directors of
     liability under
     Section  16 (b)
     of the
     Securities
     Exchange Act of
     1934                             -          10,815            -               -                   -              10,815
   Compensation
     expense related
     to stock options                 -         131,250            -               -                   -             131,250
   Net loss                           -               -            -      (3,558,319)                             (3,558,319)
                         ----------------------------------------------------------------------------------------------------
Balance at December
   31, 1993                  11,184,672     $53,346,059            -     $(7,768,682)                  -         $45,577,377
   Stock options                 85,000         486,563            -               -                   -             486,563
     exercised
   Stock repurchased
     and retired in
     connection with
     exercise of
     stock options              (29,931)       (356,563)           -               -                   -            (356,563)
   Compensation
     expense related
     to stock options                 -         390,512            -               -                   -             390,512
   Stock repurchased
     and retired               (218,794)     (2,490,537)           -               -                   -          (2,490,537)
   Unrealized on
     investment
     securities
     available for
     sale                             -               -     (291,312)              -                   -            (291,312)
   Net loss                           -               -                   (4,414,468)                  -          (4,414,468)
                         ====================================================================================================
Balance at December
   31, 1994                  11,020,947     $51,376,034    $(291,312)   $(12,183,150)                  -         $38,901,572
                         ====================================================================================================

                              Medco Research, Inc.

                                   Common stock
                           ------------------------------
                                                           Unrealized
                                                          gain (loss)
                                                         on investment
                                                           securities
                              Number of                  available for    Accumulated    Cost of stock held
                               shares        Amount           sale          deficit          in treasury           Total
                           ----------------------------------------------------------------------------------------------------
                           ----------------------------------------------------------------------------------------------------
Balance at December
   31, 1994                   11,020,947     $51,376,034     $(291,312)   $(12,183,150)                -        $38,901,572
   Stock options                 148,585         953,757             -               -                 -            953,757
     exercised
   Stock held in
     treasury                   (142,100)              -             -               -        (1,534,707)        (1,534,707)
   Compensation
     expense related
     to stock options                  -          44,568             -               -                 -             44,568
   Stock repurchased
     and retired                 (13,700)       (158,349)            -               -                 -           (158,349)
   Unrealized gain on
     investment
     securities
     available for sale                -               -       425,284               -                 -            425,284
   Net loss                            -               -             -      (3,532,442)                -         (3,532,442)
                           ====================================================================================================
Balance at December
   31, 1995                   11,013,732     $52,216,010      $133,972    $(15,715,592)      $(1,534,707)       $35,099,683
                           ====================================================================================================

See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

                     Consolidated Statements of Cash Flows

                                                                                  Year Ended December 31
                                                                  ---------------------------------------------------
                                                                       1995              1994              1993
                                                                  ---------------------------------------------------
Operating activities
Net loss                                                           $(3,532,442)      $(4,414,468)      $(3,558,319)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation of property and equipment                            127,213            94,935            70,100
     Amortization of patent, trademark and distribution
       rights                                                            9,085             9,636             8,533
     Loss (gain) on investments held to maturity                           (45)           60,095           (88,894)
     Loss on investments available for sale                             (7,302)                -                 -
     Write down on investment security                                       -           964,278                 -
     Net amortization of investment discount                          (686,023)         (182,603)          (45,946)
     Loss on property and equipment                                          -            19,672             4,120
     Settlement payment from Fujisawa                                2,000,000                 -                 -
     Settlement payment to Abbott                                   (2,000,000)                -                 -
     Compensation expense related to stock options                      44,568           390,512           131,250
     Changes in operating assets and liabilities:
         Accounts receivable                                           241,480          (290,587)         (670,661)
         Accrued interest income                                       152,893            36,270          (211,401)
         Prepaid expenses                                               12,558          (112,728)           39,675
         Deferred asset                                                298,085                 -                 -
         Accounts payable and accrued expenses                         626,806           777,528           564,267
         Accrued royalty expense                                      (934,784)          330,144           629,733
         Deferred royalty payment                                     (148,775)                -                 -
         Deferred royalty income                                      (650,000)          950,000         1,000,000
                                                                    ------------------------------------------------
Net cash used in operating activities                               (4,446,683)       (1,367,316)       (2,127,543)
                                                                    ------------------------------------------------

                              Medco Research, Inc.
               Consolidated Statements of Cash Flows (continued)

                                                                                   Year Ended December 31
                                                                    -------------------------------------------------------
                                                                           1995                 1994               1993
                                                                    -------------------------------------------------------
Investing activities
Purchase of securities held to maturity                                $(99,932,331)       $(39,738,961)      $(30,380,274)
Purchase of securities available for sale                                  (366,275)         (5,306,031)                 -
Maturity of securities held to maturity                                  104,140,647         36,000,000         21,000,000
Principal repayments on securities held to maturity                        1,424,924          1,292,547            432,890
Proceeds from sale of securities available for sale                        3,312,378                  -          5,536,333
Purchases of property and equipment                                         (141,423)          (123,619)          (161,374)
Proceeds from sale of property and equipment                                       -                760              3,675
Purchases of patent, trademark and distribution rights                             -                  -             (8,278)
                                                                    -------------------------------------------------------
Net cash provided by (used in) investing activities                        8,437,920        (7,875,304)        (3,577,028)
                                                                    -------------------------------------------------------

Financing activities
Purchase of stock for retirement                                            (158,349)        (2,490,537)           (59,774)
Net proceeds from exercise of stock options                                  953,757            130,000             56,885
Purchase of stock held in treasury                                        (1,534,707)
Discharge by current or former directors of liability under
   Section 16(b) of the Securities Exchange Act of 1934
                                                                                   -                  -             10,815
                                                                    -------------------------------------------------------
Net cash provided by (used in) financing activities                         (739,299)        (2,360,537)             7,926
                                                                    -------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           3,251,938        (11,603,157)        (5,696,645)
Cash and cash equivalents at beginning of year                             1,052,836         12,655,993         18,352,638
                                                                    -------------------------------------------------------
Cash and cash equivalents at end of year                                  $4,304,774         $1,052,836        $12,655,993
                                                                    =======================================================

             Supplemental schedule of Non-cash Financing Activities

See Note 7 for a discussion of stock option exercises involving non-cash transactions.

See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

                   Notes to Consolidated Financial Statements

                       December 31, 1995, 1994, and 1993

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Medco Research, Inc. is a novel pharmaceutical company engaged in the acquisition, research and development of proprietary human healthcare products, focused primarily in the area of cardiovascular disease.

The Company in-licenses late stage compounds from researchers or other pharmaceutical companies and takes these products through clinical development. The process includes the design and implementation of clinical trials as well as data submission and coordination with regulatory agencies to obtain marketing approval. The Company then out-licenses these compounds to companies with appropriate facilities and sales teams to manufacture and market the licensed products.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PREPARATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about the Fair Value of Financial Instruments" (Statement 107) requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. Statement 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amount of cash and equivalents, accounts receivable and payable, and accrued royalties approximates fair value because of the short maturity of those instruments. The net aggregate fair value based on a net present value calculation of the deferred asset and deferred royalty payment is approximately $270,000 which the Company considers to be immaterial. The fair value of investments was based primarily on quoted market prices. If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.

                              Medco Research, Inc.


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company's investments include primarily investments in marketable debt securities which are recorded at cost, net of amortization of premiums and discounts. All premiums and/or discounts are amortized over the remaining term of the related security using the straight-line method which does not differ significantly from the level-yield method. The Company adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115) at January 1, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and are accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company has no securities classified as trading securities. Unrealized gains or losses on investments available-for-sale are reported as a separate component of stockholders' equity. The classification of investments is determined on the date of acquisition. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual investments for other-than-temporary impairments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over five years.

TRADEMARK AND DISTRIBUTION RIGHTS

The cost of acquiring trademark and distribution rights is amortized over 15 years using the straight-line method. Periodically, these costs are reviewed and adjusted based on the estimated future financial benefits of the underlying drug.

PATENT COSTS

The Company capitalizes certain costs, principally legal fees, incurred in connection with the application for and procurement of patents. Costs are capitalized on a case by case basis relating to those territories where the Company anticipates receiving significant future benefits from the patent, and are amortized over the life of the patent beginning at the date of grant. Periodically, these costs are reviewed and the amortization adjusted based on the estimated future benefits remaining.

CONCENTRATION OF CREDIT RISK

Statement of Financial Accounting Standards No. 105 requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and investments.

The Company invests its excess cash primarily in U.S. Government debt securities (included in investments) and commercial paper with financial institutions (cash equivalents). The commercial paper securities are highly liquid and the governmental securities typically mature within one to three years (although there is an established secondary market for sales at any given time). The majority of the accounts receivable balance relates to one customer (See Note
5). Based on the nature of the financial instruments and/or historical realization on these financial instruments, management believes they bear minimal risk.

DEFERRED REVENUE

Revenues derived from license agreements are recorded as earned based on the performance requirements of the related contract.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed in the year incurred.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during the period.

2.       INVESTMENTS

The aggregate values of investment securities at December 31, 1995 and 1994 along with unrealized gains and losses determined on an individual security basis are as follows:

                                                                     GROSS                  GROSS
                                                                  UNREALIZED             UNREALIZED              MARKET
                                                 COST                GAINS                 LOSSES                VALUE
                                           ----------------- ---------------------- ---------------------- -------------------
1995 Held to maturity
U.S. Government                                 $26,575,758            $31,977                       -         $26,607,735
                                           ================= ====================== ====================== ===================

1995 Available for sale
PIMCO                                             5,530,697            133,972                       -           5,664,669
                                           ================= ====================== ====================== ===================

1994 Held to maturity
U.S. Government                                 $26,990,126                  -               $(810,011)        $26,180,115
U.S. Agency                                       4,532,805                  -                 (27,359)          4,505,446
                                           ================= ====================== ====================== ===================
Total securities held to maturity               $31,522,931                  -               $(837,370)        $30,685,561
                                           ================= ====================== ====================== ===================

1994 Available for sale
Preferred Dividend Fund                          $3,305,076                  -               $(187,788)         $3,117,288
PIMCO                                             5,164,421                  -                (103,524)          5,060,897
                                           ================= ====================== ====================== ===================
Total securities available for sale              $8,469,497                  -               $(291,312)         $8,178,185
                                           ================= ====================== ====================== ===================

Net realized gains in 1995 were $37,488 as a result of the sale of the Preferred Dividend Fund. Realized losses in 1994 were $60,095 due to the early call of a held-to-maturity investment by the issuer and $964,278 due to an other-than-temporary impairment on a non-derivative investment. Net realized gains were $88,894 in 1993.

The following represents the contractual maturities of investments held as of December 31, 1995.



               Less than 1 year                        $17,571,488
               1 to 5 years                            $ 9,004,270
                                                       ===========
               Total                                   $26,575,758
                                                       ===========



3.       PROPERTY AND EQUIPMENT

                                                 1995          1994
                                           -------------------------------

Property and equipment                         $663,482      $522,059
Automobiles                                           -        40,849
                                           -------------------------------
                                                663,482       562,908
Less accumulated depreciation                  (333,813)     (247,449)
                                           -------------------------------
                                               $329,669      $315,459
                                           ===============================


4.       LEASES

The Company leases office space under an operating lease which expires in July 1998. Lease expense approximated $203,700, $203,700, and $167,400, in 1995,
1994, and 1993.

Future minimum lease payments under this lease agreement are:

        Year ending December 31


                1996                       $206,660
                1997                        210,817
                1998                        122,976
                                           --------
                                           $540,453

5.       PATENT, TRADEMARK AND DISTRIBUTION RIGHTS

The Company is engaged in the development of new prescription drugs in pursuit of obtaining governmental marketing approvals in the United States and other countries. The Company acquires from third parties exclusive rights to develop and market various drugs, including related patents and trademarks (where applicable), and develops drugs and seeks patents and trademarks for its products on a proprietary basis. The costs of acquiring rights from third parties and major costs associated with the perfection and protection of patents and trademarks are capitalized by the Company. Agreements under which the Company acquires such rights from third parties generally require the Company to finance the costs of clinical trials and the filing of New Drug Applications ("NDAs") with the United States Food and Drug Administration ("FDA") and, in some instances, comparable applications with appropriate regulatory agencies in other countries. The Company is also typically required to pay royalties to such third parties based on sales of the applicable approved drugs. The Company also may be obligated to pay to third parties advance royalties or license fees, some of which may be based on the attainment of specified milestones.

Under a present agreement with a third party, the Company has an obligation to pay a maximum of $200,000 in nonrefundable advances generally upon the FDA's approvals of the applicable NDAs.

In October 1989, the Company received FDA approval to market ADENOCARD in the United States. The Company entered into agreements with Fujisawa USA, Inc. (Fujisawa) for the manufacture and marketing of ADENOCARD in the United States and Canada and is receiving and will receive royalties from Fujisawa based on a percentage of ADENOCARD net sales. The Company has also entered into an agreement with Sanofi Pharma (France) (Sanofi) for the manufacture and marketing of ADENOCARD in all countries other than the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name Krenosin) in Switzerland. The Company is receiving and will receive royalties from Sanofi based on a percentage of ADENOCOR and Krenosin sales. One half of all royalties received from ADENOCARD, ADENOCOR and Krenosin sales are payable by the Company to the University of Virginia Alumni Patents Foundation from whom the Company acquired rights to ADENOCARD. Substantially all royalty income and expenses in the three year period ended December 31, 1995 resulted from Fujisawa sales of ADENOCARD in the United States.

In 1988, the Company entered into a Development and License Agreement (the "Agreement") with Fujisawa that provides for Fujisawa to fund one-half of the development costs (as incurred) of ADENOSCAN, and other products. Under the agreement, Fujisawa will have manufacturing and marketing rights to these drugs in the United States and Canada upon the Company's receipt of the required regulatory approvals, and will pay the Company royalties based on sales of these drugs. Royalties received by the Company from sales of these drugs outside of the United States and Canada will be shared equally with Fujisawa. In October 1992, the Company received from the HPB marketing clearance for ADENOSCAN in Canada. In May 1995, the FDA granted marketing clearance for ADENOSCAN in the United States. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom. The development and license agreement between the Company and Fujisawa provides for periodic additional equal funding as may be agreed upon by the parties. (See discussion regarding termination of Fujisawa agreement in Note 11.)

6.       DEFERRED ASSET AND ROYALTY PAYMENT

In May 1995, the litigation pending between Fujisawa USA, Inc. (Fujisawa) and the Company, regarding the rights to manufacture and market ADENOSCAN in the United States and Canada, was settled and the Company and Abbott Laboratories, Inc. (Abbott) terminated their manufacturing and marketing agreements regarding the ADENOSCAN drug and settled Medco's outstanding obligations thereunder. Pursuant to the settlement agreement with Fujisawa, the December 21, 1988 Joint Development and License Agreement between the parties remains in full force and effect except as expressly amended and Fujisawa remains the Company's exclusive licensee to manufacture and market ADENOSCAN in the United States and Canada. Fujisawa agreed to pay the Company within fifteen days after FDA marketing clearance of ADENOSCAN the sum of $2 million, representing certain research and development expenses incurred by the Company, and to pay the Company royalties of 29 percent of ADENOSCAN net sales in the United States and Canada for the first five years after the commencement of commercial sales in each territory. Thereafter Fujisawa would pay the Company royalties of 25% of sales until June 10, 2007 at which time Fujisawa would have a paid up license within such territories.

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill ADENOSCAN orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of ADENOSCAN during the preceding twelve months. Fujisawa also agreed generally to maintain an inventory of at least six months of ADENOSCAN finished product and work-in-process, to be stored at multiple locations, to provide the Company within one year with data necessary to qualify Fujisawa's Melrose Park, Illinois plant as an alternate ADENOSCAN manufacturing facility and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of ADENOSCAN. The parties also agreed as soon as practicable to enter into an agreement to jointly develop adenosine based products having indications as cardioprotective agents, such as MEDR 640, and for that purpose Fujisawa would grant to the Company an exclusive sublicense under U.S. patent 4,880,783 under which Fujisawa is the exclusive licensee. Fujisawa would have exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories to be agreed upon and it would pay the Company 25% of net sales within the territories. The companies would share equally all costs of development and any royalties due to third parties.

The Company agreed to pay Abbott a royalty of two percent of net sales of ADENOSCAN for the first five years of commercial sales, up to a maximum of $5.35 million, of which $2 million was payable within fifteen days after FDA marketing clearance of ADENOSCAN as an advance royalty payment and the remainder payable based upon actual sales of ADENOSCAN. The Company also agreed that if at the conclusion of the five year period Abbott had not received an aggregate of $5.35 million, including the $2 million advance, Medco would pay Abbott any deficiency. Abbott relinquished all claims to royalty payments in excess of that amount. Finally, the Company agreed to pay Abbott $330,560 for the reimbursement of research and development and other expenses incurred in connection with ADENOSCAN. The Company expensed $330,560 in the first quarter of 1995.

Included in liabilities at December 31, 1995 is an accrued liability (current and non-current portion) of $3.2 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in assets at December 31, 1995 is a deferred asset (current and non-current portion) of $3.1 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. The Company receives a 29% royalty from ADENOSCAN net sales of which 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

7.       DEFERRED REVENUE

In 1994, the Company entered into a Development and License Agreement related to one of the drugs in development which provided a gross licensing fee of
$1,000,000  ($950,000  net of foreign  taxes paid)  based upon the  satisfactory preclinical and toxicology accomplishments. During 1995, the Company substantially satisfied preclinical and toxicology accomplishments related to adenosine and accordingly recognized $1,000,000 in revenue from the licensee and received from the licensee an additional $300,000 licensing fee upon the NDA approval of ADENOSCAN. During 1993, the Company received $1,000,000 upon the execution of a licensing agreement related to one of the drugs in development. The Agreement requires additional licensing fees to be received upon the completion of certain development milestones. Receipts related to various licensing agreements are not recognized as revenues prior to the completion of the related milestones and must be refunded in part or completely if the related milestones are not met.

8.       STOCK OPTION PLANS

Under the 1983 Stock Option plan and the 1989 Stock Option and Stock Appreciation Rights Plan options to purchase up to 1,200,000 shares and up to 1,500,000 shares, respectively, of the Company's common stock may be granted to officers, directors and key employees of the Company and to other persons who provide important services to the Company. Under the Plans, both incentive and non-qualified stock options, as well as stock appreciation rights under the 1989 Plan, can be granted. No incentive stock options are currently outstanding and no stock appreciation rights have been granted. Non-qualified stock options generally can be exercised one year after the date of grant. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are 10% or more stockholders of the Company). Option holders may, with the consent of the Compensation Committee of the Board of Directors, pay for the exercise of the options in whole or in part by tendering shares of common stock of the Company, in lieu of cash.

During the years ended December 31, 1995, 1994, and 1993, options covering 25,000, 75,000, and 25,000 shares with an aggregate market value of $259,375, $893,750, and $281,250 were exercised by the tendering of 16,415, 29,931, and 18,442 shares with a market value of $170,306, $356,563, and $281,240, respectively, and minimal cash payments.

Changes in the status of options are summarized as follows:

                                                   1995               1994                1993
                                         -----------------------------------------------------------
Outstanding at beginning of year                  781,870            975,200             919,700
Granted                                           241,000            104,920             130,000
Exercised                                        (148,585)           (85,000)            (35,000)
Expired or canceled                              (263,553)          (213,250)            (39,500)
                                         ===========================================================
Outstanding at end of year                        610,732            781,870             975,200
                                         ===========================================================

Available for grant at end of year                456,781            434,228             325,898
Exercisable at end of year                        341,170            530,160             690,200
Price range of options                      $10.63-$26.69       $6.81-$26.69        $5.69-$26.69
Price range of options exercised                 $6.81          $5.69-$ 6.00        $5.69-$11.25

9.       INCOME TAXES

The components of income tax expense consisted of the following:

                                                           Year Ended December 31
                                             ----------------------------------------------------
                                                    1995               1994             1993
                                             ------------------ ------------------ --------------
   Current expense:
     Federal                                             -                -               -
     State                                               -                -               -
     Foreign taxes                                 100,000
                                             ------------------ ------------------ --------------
                                                  $100,000                -               -
                                             ------------------ ------------------ --------------
   Deferred expense (benefit)
     Federal                                             -                -               -
     State                                               -                -               -
                                             ------------------ ------------------ --------------
                                                         -                -               -
                                             ------------------ ------------------ --------------

     Total                                        $100,000                -               -
                                             ================== ================== ==============

The components of net deferred tax assets and the net deferred tax liabilities as of December 31, 1995 and December 31, 1994 are as follows:




                                                                      Year Ended December 31
                                                               --------------------------------------
                                                                      1995               1994
                                                               ------------------- ------------------
  Deferred tax assets:
    Tax loss carryforwards                                       $  8,484,000        $ 6,575,000
    Capital losses                                                    456,000             65,000
    Tax credit carryforwards                                        1,297,000            808,000
    Compensation accruals                                              96,000             72,000
    Reserves and accruals                                               1,000              1,000
    Deferred revenue                                                  567,000            663,000
                                                           ------------------- ------------------
      Total gross deferred tax assets                              10,901,000          8,184,000
    Valuation allowance                                            10,856,000          8,150,000
                                                           ------------------- ------------------
      Net deferred tax assets                                  $       45,000       $     34,000
                                                           ------------------- ------------------
    Deferred tax liabilities:
      Depreciation and amortization                                    14,000             34,000
      Prepaid expenses                                                 31,000
                                                           ------------------- ------------------
                                                           ------------------- ------------------
      Total gross deferred tax liabilities                             45,000             34,000
                                                           ------------------- ------------------
    Net deferred tax asset                                     $            -       $
                                                                                               -
                                                           =================== ==================

The actual income tax expense for 1995 and 1994 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes and cumulative effect of a change in accounting principle) as follows:



                                                     December 31 1995              December 31 1994               August 31 1993
                                               -------------------------- -------------------------- -----------------------------
                                                 Amount           %         Amount           %            Amount           %
                                               -------------- ----------- -------------- ----------- ----------------- -----------
Computed "expected tax expense" (benefit)       $(1,167,030)     (34.0)%   $(1,501,000)     (34.0)%      $(1,209,000)     (34.0)%
Change in valuation allowance                     2,706,000       78.8       2,823,000       63.9          1,459,000       41.0
Tax credits                                        (488,664)     (14.2)       (280,000)      (6.4)          (163,000)      (4.6)
State tax benefit                                  (430,245)     (12.5)       (122,000)      (2.8)          (136,000)      (3.8)
Write-down of marketable securities                (315,111)      (9.2)       (965,000)     (21.9)                 -          -
Stock options                                      (278,779)      (8.1)              -          -                  -          -
Foreign taxes                                        66,000        1.9               -          -                  -          -
Other                                                 7,829        0.2          45,000        1.2             49,000        1.4
                                               ============== =========== ============== =========== ================= ===========
Current provision                              $    100,000        2.9%    $         -          - %      $         -          - %

                                               ============== =========== ============== =========== ================= ===========

At December 31, 1995, the Company has net operating loss carryforwards of approximately $22,600,000. The net operating loss carryforwards expire in various amounts from 1998 through 2010. Additionally, the Company has net operating loss carryforwards of approximately $15,350,000 for state income tax purposes which expire between 1998 and 2010.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

At December 31, 1995, the Company had available approximately $1,300,000 and $3,800 of research and development credit and investment credit, respectively, which expire in varying amounts from 1996 through 2009.

10.      Related Party Transactions


For 1993, fees for legal services, consulting services and out-of-pocket expenses charged to general and administrative expenses by a then director or by a law firm of the same director approximated $208,800. Fees of approximately $10,000, $18,000, and $36,500 in 1995, 1994, and 1993 as well as related travel expenses, were paid to an individual director for consulting on a number of projects related to Company operations, business development and strategic planning. Fees of $144,000, $56,000 and $150,000 in 1995, 1994 and 1993 as well as related travel expenses were paid to an individual director for consulting the relocation of the Company's headquarters, its pending litigation, and its product in-licensing, out-licensing, marketing and manufacturing.


11.      Contingency

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

On February 20, 1996, defendants moved for summary judgment on the basis that Plaintiffs' claims are barred by the statute of limitations and, in the alternative, assuming plaintiffs' allegations are true, and misrepresentations by defendants caused no losses to the plaintiffs. Plaintiffs have requested until March 31, 1996 to reply to the motions.

As a result of the pending motion, and the fact that class certification has not yet been addressed and no depositions have occurred, it is not possible at this time to evaluate the potential liability of the claims against the Company. However, the Company's management is vigorously contesting the allegations of the complaints, which it believes are without merit.

                                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Election of Directors," "Board of Directors" and "Executive Officers" and is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Certain Transactions" and is incorporated herein by this reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K

(a)      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Medco Research, Inc. are included in Item 8:

         Independent Auditors' Report

         Consolidated balance sheets--December 31, 1995 and 1994

         Consolidated statements of operations--Years ended December 31, 1995, 1994 and 1993

         Consolidated statements of stockholders' equity--Years ended December 31, 1995, 1994 and 1993

         Consolidated statements of cash flows--Years ended December 31, 1995, 1994, and 1993

         Notes to consolidated financial statements

All schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1995.


(c)      Exhibits

3.1 Articles of Incorporation of the Registrant for the State of California, as amended to date.(6)

3.2 Bylaws of the Registrant for the State of California, as amended to date.(5)

3.3 Articles of Incorporations of the Registrant for the State of Delaware.(8)

3.4      Bylaws of the Registrant for the State of Delaware.(8)

10.1     1983 Stock Option Plan, as amended to date.(1)

10.2 Form of Indemnity Agreement by and between Registrant and Registrant's directors and officers.(5)

10.3 Agreement dated March 16, 1988 by and among Registrant, Pharmatec, Inc. and the University of Florida Research Foundation, Inc.(1)

10.4 Development and License Agreement dated December 21, 1988 by and between Registrant and LyphoMed, Inc.(2)

10.5 Letter Agreement dated March 3, 1989 by and between Registrant and the University of Virginia Alumni Patents Foundation.(3)

10.6 First Amendment dated March 17, 1989 to Development and License Agreement dated November 7, 1985 by and between Registrant and LyphoMed, Inc.(3)

10.7 1989 Stock Option and Stock Appreciation Rights Plan, as amended to date.(4)

10.8 Employment Agreement dated January 8, 1992 by and between Registrant and Archie W. Prestayko.(6)

10.9 Second Amendment to Lease dated February 18, 1992 relative to Registrant's facilities at 8455 Beverly Boulevard, Los Angeles, California.(6)

10.10 License Agreement dated April 21, 1992 by and between Registrant and Nordion International Inc.(6)

10.11 Employment Agreement dated June 9, 1992 by and between Registrant and Donald B. Siegel.(6)

10.12 Employment Agreement dated June 9, 1992 by and between Registrant and Sam L. Teichman.(6)

10.13 Third Amendment to Lease dated August 10, 1992 relative to Registrant's facilities located at 8455 Beverly Boulevard, Los Angeles, California.(6)

10.14 Consulting Agreement dated September 15, 1992 by and between Registrant and William M. Bartlett.(6)

10.15 Employment Agreement dated October 16, 1992 by and between Registrant and Roger D. Blevins.(7)

10.16 Employment Agreement dated January 8, 1993 by and between Registrant and Archie W. Prestayko.(7)

10.17 Lease Agreement effective June 25, 1993 relative to Registrant's facilities at 85 T.W. Alexander Drive, Research Triangle Park, North Carolina.(7)

10.18 Consulting Agreement dated July 1, 1993 by and between Registrant and Richard C. Williams.(7)

10.19 Employment Agreement dated October 16, 1993 by and between Registrant and Roger D. Blevins.(7)

10.20 Employment Agreement dated February 24, 1994 by and between Registrant and Archie W. Prestayko.(7)

10.21 Consulting Agreement dated December 1, 1994 by and between Registrant and Richard C. Williams. (8)

10.22 Medco Research and Fujisawa, USA Mutual Release and Settlement Agreement, dated May 22, 1995. (9)

10.23 Amendment to Consulting Agreement dated December 1, 1994 by and between Registrant and Richard C. Williams.

11       Computation of Net Income (Loss) per Common Share.


- --------------------------------------------------------------------------------

(1) The  referenced  exhibits are  incorporated  herein by reference to Exhibits
10.1 and 10.6 to the Registrant's Form 10-K for the fiscal year ended August 31, 1988 filed with the Securities and Exchange Commission on November 29, 1988.

(2) The referenced exhibit is incorporated herein by reference to Exhibit 10.02 to the Registrant's Form 8-K dated December 21, 1988 filed with the Securities and Exchange Commission.

(3) The referenced exhibits are incorporated herein by reference to Exhibits
10.01 and 10.02 to the Registrant's Form 8-K dated March 3, 1989 filed with the Securities and Exchange Commission.

(4) The referenced exhibit is incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-K for this fiscal year ended August 31, 1989 filed with the Securities and Exchange Commission on November 29, 1989.

(5) The referenced exhibits are incorporated herein by reference to Exhibits 3.2 and 10.4 to the Registrant's Form 10-K for the fiscal year ended August 31, 1990 filed with the Securities and Exchange Commission on December 14, 1990.

(6) The referenced exhibits are incorporated herein by reference to Exhibits 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, and 10.24 to the Registrant's Form
10-K for the fiscal year ended August 31, 1992 filed with the Securities Exchange Commission on November 27, 1992.

(7) The referenced exhibits are incorporated herein by reference to Exhibits 10.23, 10.24 10.25, 10.26, 10.27, and 10.28 to the Registrant's Form 10-K for
the Transition period of September 1, 1992 through December 31, 1992 and calendar year ended December 31, 1993 filed with the Securities Exchange Commission on March 28, 1994.

(8) The referenced exhibit is incorporated  herein by reference to Exhibit 3.3,
3.4 and 10.21 to the Registration Form 10-K for the calendar year-ended December 31, 1994 filed with the Securities Exchange Commission on March 29, 1996.


(9) The referenced exhibit is incorporated herein by reference to Exhibit 10.01 to the Registrant's Form 10Q for the period ended June 30, 1995 filed with the Securities Exchange Commission on August 11, 1995.

- --------------------------------------------------------------------------------
                                   SIGNATURES
- --------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MEDCO RESEARCH, INC.


                                          By: /s/ ROGER D. BLEVINS
                                          Roger D. Blevins, Pharm. D.,
                                          President and
                                          Chief Operating Officer

                                          Date:     March 29, 1996



                                          By: /s/ JOHN E. BARNHARDT
                                          John E. Barnhardt,
                                          Chief Financial Officer

                                          Date:    March 29, 1996


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ RICHARD C. WILLIAMS                Date:    March 29, 1996
      Richard C. Williams,
      Chairman of the Board


By: /s/ WILLIAM M. BARTLETT                Date:    March 29, 1996
      William M. Bartlett, Director


By: /s/ ELIZABETH M. GREETHAM              Date:    March 29, 1996
      Elizabeth M. Greetham, Director


By: /s/ EUGENE L. STEP                     Date:    March 29, 1996
      Eugene L. Step, Director


By: /s/ ALBERT D. ANGEL                    Date:    March 29, 1996
      Albert D. Angel, Director


By:
      Manfred Mosk, Ph.D., Director