Form 10-Q
period 1996-03-31
MEDCO RESEARCH INC
filed 1996-05-15
CIK 723385

Medco Research, Inc.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996
                                       OR
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

YES    X       NO
         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,943,532 as of April 30, 1996.
         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 11.

                              Medco Research, Inc.

                        Consolidated Financial Statements

                                                                               March 31                 December 31
                                                                                 1996                      1995*
                                                                       ----------------------------------------------------
   (in thousands except per share data)                                       (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                         $  14,308                  $  4,305
   Investments
     Securities available for sale                                                           -                     5,665
     Securities held to maturity                                                        11,210                    17,571
   Accounts and notes receivable:
     Royalties                                                                           2,973                     2,204
     Other                                                                               1,631                     1,531
   Accrued interest income                                                                 145                       252
   Prepaid expenses                                                                        413                       327
                                                                       ----------------------------------------------------
Total current assets                                                                    30,680                    31,855
Investments held to maturity                                                             9,004                     9,005
Deferred asset                                                                           1,624                     1,852
Property and equipment, at cost, net of accumulated depreciation
   and amortization                                                                        326                       330
Patent, trademark and distribution rights, at cost, net of
   accumulated amortization                                                                255                        80
                                                                       ====================================================
Total assets                                                                           $41,889                   $43,122
                                                                       ====================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                              $  2,647                  $  2,812
   Accrued royalties                                                                       662                     1,309
                                                                       ----------------------------------------------------
Total current liabilities                                                                3,309                     4,121
   Deferred revenue                                                                      1,300                     1,300
   Deferred royalty payments                                                             2,487                     2,601
                                                                       ----------------------------------------------------
Total Liabilities                                                                        7,096                     8,022
Stockholders' equity
   Common stock, no par value,  authorized  40,000,000 shares;  shares issued of
     11,155,832  and  11,155,832  at March  31,  1996,  and  December  31,  1995
     respectively;  shares outstanding of 10,943,532 and 11,013,732 at March 31,
     1996 and December 31, 1995 respectively.
                                                                                        52,216                    52,216
   Unrealized gain on investment securities available for sale
                                                                                             -                       134
   Cost of stock held in treasury, 212,300 shares at March 31,1996
     and 142,100 shares at December 31, 1995                                           (2,266)                   (1,535)
   Accumulated deficit                                                                (15,157)                  (15,715)
                                                                       ----------------------------------------------------
Total stockholders' equity                                                              34,793                    35,100
                                                                       ====================================================
Commitments and contingencies
                                                                       ====================================================
Total liabilities and stockholders' equity                                             $41,889                   $43,122
                                                                       ====================================================

See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                              Medco Research, Inc.

                      Consolidated Statements of Operations


                                                                                   THREE MONTHS ENDED
                                                                           -----------------------------------
                                                                                March 31         March 31
         (in thousands except per share data)                                     1996             1995
                                                                           -----------------------------------
         Net Revenues:
            Royalty revenue                                                         $2,746           $2,468
            Royalty expense                                                            661            1,234
                                                                           -----------------------------------
            Gross Margin                                                             2,085            1,234

         Operating Expenses:
            Research & development costs                                             1,378            1,520
            General and administrative expenses                                        679              613
                                                                           -----------------------------------
                                                                                     2,057            2,133
                                                                           -----------------------------------

         Interest income                                                               537              587

         Net income (loss) before income taxes                                         565            (312)

         Provisions for income taxes                                                     7                -

         Net income (loss)                                                        $    558          $ (312)
                                                                           ===================================
         Net income (loss) per share                                              $   0.05          $(0.03)
                                                                           ===================================
         Weighted average number of common shares and common share
            equivalents outstanding                                                 10,967           11,008
                                                                           ===================================

See accompanying notes to consolidated financial statements.


                              Medco Research, Inc.

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                        THREE MONTHS ENDED MARCH 31, 1996

(in thousands, except
share data)
                            Common Stock
                  ---------------------------------

                                                         Unrealized
                                                         gain (loss)
                                                             on
                                                         investment
                                                         securities                               Cost of Stock
                      Number of                           available          Accumulated              held in
                       shares           Amount            for sale             deficit               Treasury             Total
                  ------------------------------------------------------------------------------------------------------------------
Balance at           11,013,732          $52,216                 $134             $(15,715)             $(1,535)          $35,100
   December
   31, 1995
   Stock held            (70,200)              -                    -                     -                (731)            (731)
     in
     treasury
   Unrealized
   gain on
                                -              -                (134)                     -                    -            (134)
   investment

   securities

   available
   for sale
   Net Income                   -              -                    -                   558                    -              558
                  ==================================================================================================================
   Balance at
     March             10,943,532        $52,216               $    -             $(15,157)             $(2,266)          $34,793
     31, 1996
                  ==================================================================================================================

See accompanying notes to consolidated financial statements


                              Medco Research, Inc.

                      Consolidated Statements of Cash Flows

                                                                 THREE MONTHS ENDED
                                                    --------------------------------------------
                                                           March 31              March 31
                                                             1996                  1995
                                                    --------------------------------------------
(in thousands except per share data)
Operating activities
Net income (loss)                                              $    558              $  (312)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation of property and equipment
                                                                     34                    25
     Amortization of patent, trademark and
       distribution rights                                           27                     3
     Gain on investments available for sale
                                                                   (49)                  (37)
     Net amortization of investment discount
                                                                  (137)                 (150)
     Investment commissions                                           -                    30
     Changes in operating assets and liabilities:

         Accounts receivable                                      (869)                  (49)
         Prepaid expenses                                          (86)                    87
         Accounts payable and accrued expenses                    (165)                 (234)
         Accrued royalty expense                                  (647)               (1,012)
         Accrued interest income                                    107                   336
         Deferred asset                                             228                     -
         Deferred royalty payment                                 (114)                     -
                                                    --------------------------------------------
Net cash used in operating activities                          $(1,113)              $(1,313)
                                                    --------------------------------------------


See accompanying notes to consolidated financial statements



                              Medco Research, Inc.

                      Consolidated Statements of Cash Flows
                                   (continued)


                                                                      THREE MONTHS ENDED
                                                     ------------------------------------------------------
                                                               March 31                   March 31
                                                                 1996                       1995
                                                     ------------------------------------------------------
(in thousands except per share data)
Investing activities
Purchase of securities held to maturity                              $(30,432)                 $(14,407)
Purchase of securities available for sale                                 (76)                         -
Sale of securities available for sale                                    5,656                     3,227
Maturity of securities held to maturity                                 36,931                    16,000
Principal repayments on securities held to
   maturity                                                                  -                       390
Purchases of property and equipment                                       (30)                      (25)
Purchases of patents & licenses                                          (202)                         -
                                                     ------------------------------------------------------
Net cash provided by investing activities                               11,847                     5,185
                                                     ------------------------------------------------------

Financing activities
Purchase of stock for retirement                                             -                     (158)
Purchase of stock held in treasury                                       (731)                         -
                                                     ------------------------------------------------------
Net cash used in financing activities                                    (731)                     (158)
                                                     ------------------------------------------------------
Increase in cash and cash equivalents                                   10,003                     3,714
Cash and cash equivalents at beginning of period
                                                                         4,305                     1,053
                                                     ------------------------------------------------------
Cash and cash equivalents at end of period
                                                                       $14,308                    $4,767
                                                     ======================================================


See accompanying notes to consolidated financial statements


                              Medco Research, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared by Medco Research, Inc. (the "Company") in accordance with generally accepted accounting principles. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (all of a recurring nature) necessary for a fair presentation for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

On February 20, 1996, defendants moved for summary judgment on the basis that Plaintiffs' claims are barred by the statute of limitations and, in the alternative, assuming plaintiffs' allegations are true, any misrepresentations by defendants caused no losses to the plaintiffs. On May 9, 1996 the United States District Court, Northern District of Illinois, granted the summary judgement motion of the company and other defendants. The Court concluded that the plaintiffs' federal securities fraud claims were barred by the statute of limitations.


                              Medco Research, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter of 1996 Compared to First Quarter of 1995

Net Revenues. Royalty revenues for first quarter 1996 were $2.746 million compared to $2.468 million for the comparable period of 1995, an increase of 11%. This increase reflects continued growth of Adenoscan sales. Fujisawa USA, Inc. is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. Gross margin from adenosine revenues for first quater 1996 were $2.085 million compared to $1.234 million for the comparable period of 1995, an increase of 69%. This significant increase reflects a shift in the product sales mix to Adenoscan coupled by the fact that Medco owns the underlying patent on Adenoscan and therefore pays no third party royalty. Royalty expense represents one-half of royalty revenue earned by the Company from Adenocard sales and is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to Adenocard. Royalty expense for first quarter 1996 was $.661 million compared to $1.234 million for the comparable period of 1995, a decrease of 46%.

Operating Expenses. Total operating expenses for the first quarter 1996 were $2.057 million compared to $2.132 million for the comparable period of 1995, a decrease of 4%.

Research and development expenditures for the first quarter 1996 were $1.378 million compared to $1.520 million for the comparable period of 1995, a decrease of 9%. First quarter 1996 research and development expenditures returned to historical spending levels. As the Company previously reported, third and especially fourth quarter 1995 expenditures were unusually high due to its BiDil(R) and ViaScint(TM) drugs both being in pivotal trials at that time.

General and administrative expenses for the first quarter of 1996 were $.679 million compared to $.613 million for the comparable period of 1995, an increase of 11% mainly related to the expenses incurred in the Company's class action litigation.

Interest Income. Interest income decreased 9% mainly related to the utilization of cash to purchase shares of the Company's Common Stock pursuant to a repurchase program and a decrease in interest rates.

Income (Loss) Per Share. In the first quarter 1996 the Company had net income of $.558 million or $0.05 per share compared to a loss of $.312 million or $(0.03) per share for the year earlier period, on weighted average common shares and common share equivalents outstanding of 10.967 and 11.008 million, respectively.

FINANCIAL CONDITION

As of March 31, 1996, the Company had total cash and investments of $34,522,205 comprised of $14,307,708 of cash and cash equivalents and $20,214,497 of investments in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of March 31, 1996 was $27.371 million, compared to $27.734 million as of December 31, 1995.

                              Medco Research, Inc.

Included in liabilities at March 31, 1996 is an accrued liability (current and non-current portion) of $3.1 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to Adenoscan. Included in assets at March 31, 1996 is a deferred asset (current and non-current portion) of $2.8 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the Adenoscan NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

Adenoscan and Adenocard are the Company's two commercial products, and they are marketed by the Company's exclusive licensees principally in the United States, Canada, and the United Kingdom. The Company will not generate revenues from its other products unless and until it or its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the near term the Company expects to receive substantially all of its royalty revenues from sales of its products in the U.S. by Fujisawa USA.


IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference are Class Action Litigation, paragraphs 3 and 4, inclusive, set forth in the Notes to the Financial Statements set forth in
Item 1 of Part I of this Report, set forth on page 7 hereof.

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


                                            Medco Research, Inc.

Date: May 13, 1996                  By:     /s/ Roger D. Blevins
                                            ----------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Operating Officer



Date: May 13, 1996                  By:     /s/ Adam C. Derbyshire
                                            ----------------------
                                            Adam C. Derbyshire
                                            Corporate Controller




