Form 10-Q
period 1996-06-30
MEDCO RESEARCH INC
filed 1996-08-13
CIK 723385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

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

YES    X       NO

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,935,032 as of August 5, 1996.

         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 13.

                        Consolidated Financial Statements

                                                                              June 30                  December 31
                                                                               1996                       1995*
                                                                    -------------------------------------------------------
   (in thousands except per share data)                                     (Unaudited)
Assets
Current assets:

   Cash and cash equivalents                                                 $   7,861                   $  4,305
   Investments
     Securities available for sale                                                   -                      5,665
     Securities held to maturity                                                11,356                     17,571
   Accounts and notes receivable:
     Royalties                                                                   3,652                      2,204
     Other                                                                       2,314                      1,531
   Accrued interest income                                                         229                        252
   Prepaid expenses                                                                472                        327
                                                                    -------------------------------------------------------
Total current assets                                                            25,884                     31,855
Investments held to maturity                                                    13,976                      9,005
Deferred asset                                                                   1,330                      1,852
Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                   309                        330
Patent, trademark and distribution rights, at cost, net of
   accumulated amortization                                                        395                         80
                                                                    =======================================================
Total assets                                                                   $41,894                    $43,122
                                                                    =======================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                       $ 2,116                    $ 2,812
   Accrued royalties                                                             1,390                      1,309
                                                                    ------------------------------------------------------
Total current liabilities                                                        3,506                      4,121
   Deferred revenue                                                                300                      1,300
   Deferred royalty payments                                                     2,340                      2,601
                                                                    ------------------------------------------------------
Total liabilities                                                                6,146                      8,022
Stockholders' equity
   Common stock, no par value, authorized 40,000,000
     shares; shares issued of 11,155,832 and 11,155,832 at
     June 30, 1996, and December 31, 1995 respectively;
     shares outstanding of 10,938,532 and 11,013,732 at
     June 30, 1996 and December 31, 1995 respectively.                          52,216                     52,216
   Unrealized gain on investment securities available for sale                       -                        134
   Cost of stock held in treasury, 217,300 shares at June 30,
     1996 and 142,100 shares at December 31, 1995                               (2,313)                    (1,535)
   Accumulated deficit                                                         (14,155)                   (15,715)
                                                                    -------------------------------------------------------
Total stockholders' equity                                                      35,748                     35,100
                                                                    -------------------------------------------------------
Commitments and contingencies
                                                                    =======================================================
Total liabilities and stockholders' equity                                     $41,894                   $ 43,122
                                                                    =======================================================

See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                      Consolidated Statements of Operations

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     ------------------------------------------------------------------------
                                                          June 30             June 30             June 30            June 30
(in thousands except per share data)                        1996                1995               1996                1995
                                                     ------------------------------------------------------------------------
Net Revenues:
   Royalty revenue                                         $3,293              $2,824             $6,040              $5,292
   Royalty expense                                            729               1,412              1,390               2,646
                                                     ------------------------------------------------------------------------
   Gross Margin                                             2,564               1,412              4,650               2,646

Operating Expenses:
   Research & development costs                             1,380               2,107              2,758               3,627
   General and administrative expenses                      1,013               1,906              1,692               2,519
                                                     ----------------------------------------------------------------------------
                                                            2,393               4,013               4,450              6,146
Other Income:
   Interest income                                            487                 578              1,024               1,165
   Other income                                               350                   -                350                   -
                                                     ------------------------------------------------------------------------
                                                              837                 578              1,374               1,165
                                                     ------------------------------------------------------------------------
Net income (loss) before income taxes                       1,008              (2,023)             1,574             (2,335)

Provisions for income taxes                                     7                   -                 14                   -

Net income (loss)                                           1,001              (2,023)             1,560             (2,335)
                                                     ========================================================================
Net income (loss) per share                               $  0.09              $(0.18)             $0.14             $(0.21)
                                                     ========================================================================

Weighted average number of common shares and common
   share equivalents outstanding                           10,943              11,007             10,955             11,008
                                                     ========================================================================

See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                         SIX MONTHS ENDED JUNE 30, 1996

(in thousands, except share data)

                            Common Stock
                  ---------------------------------
                                                         Unrealized
                                                         gain (loss)
                                                             on
                                                         investment                                   Cost of
                                                         securities                                  Stock held
                     Number of                            available          Accumulated                 in
                      shares             Amount           for sale             deficit                Treasury           Total
                  ----------------------------------------------------------------------------------------------------------------
Balance at
   December 31,
   1995              11,013,732          $52,216            $134              $(15,715)               $(1,535)          $35,100
   Stock held
     in treasury        (75,200)               -               -                     -                   (778)             (778)
   Unrealized
     gain on
     investment
     securities
     available
     for sale                 -                -            (134)                    -                      -              (134)
   Net Income                 -                -               -                 1,560                      -             1,560
                  ================================================================================================================
   Balance at
     June 30,
     1996              10,938,532        $52,216            $    -            $(14,155)               $(2,313)          $35,748
                  ================================================================================================================

See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows

                                                                  SIX MONTHS ENDED
                                                    --------------------------------------------
                                                           June 30               June 30
                                                             1996                  1995
                                                    --------------------------------------------
(in thousands except per share data)
Operating activities
Net income (loss)                                          $  1,560            $  (2,335)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation of property and equipment                      68                   58
     Amortization of patent, trademark and
       distribution rights                                       36                    5
     Gain on investments available for sale                     (49)                  (6)
     Net amortization of investment discount                   (261)                (339)
     Settlement payment from Fujisawa                             -                2,000
     Settlement payment to Abbott                                 -               (2,000)
     Compensation expense related to stock
       options                                                    -                   44
     Changes in operating assets and liabilities:
         Accounts and notes receivable                       (2,231)              (1,723)
         Prepaid expenses                                      (145)                 (92)
         Accounts payable and accrued expenses                 (696)                 709
         Accrued royalty expense                                 81                  401
         Accrued interest income                                 23                  143
         Deferred asset                                         522               (1,750)
         Deferred royalty payment                              (261)               2,550
         Deferred royalty income                             (1,000)                 220
                                                    --------------------------------------------
Net cash used in operating activities                       $(2,353)             $(2,115)
                                                    --------------------------------------------

See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                      SIX MONTHS ENDED
                                                     ------------------------------------------------------
                                                               June 30                    June 30
                                                                 1996                       1995
                                                     ------------------------------------------------------
(in thousands except per share data)
Investing activities
Purchase of securities held to maturity                              $(90,890)                 $(36,892)
Purchase of securities available for sale                                 (76)                     (178)
Sale of securities available for sale                                    5,656                     3,312
Maturity of securities held to maturity                                 92,395                    39,484
Principal repayments on securities held to
   maturity                                                                  -                       826
Purchases of property and equipment                                       (47)                      (48)
Purchase of patent & license                                             (351)                         -
                                                     ------------------------------------------------------
Net cash provided by investing activities                                6,687                     6,504
                                                     ------------------------------------------------------

Financing activities
Purchase of stock for retirement                                             -                     (158)
Purchase of stock held in treasury                                       (778)                         -
                                                     ------------------------------------------------------
Net cash used in financing activities                                    (778)                     (158)
                                                     ------------------------------------------------------
Increase in cash and cash equivalents                                    3,556                     4,231
Cash and cash equivalents at beginning of period                         4,305                     1,053
                                                     ------------------------------------------------------

Cash and cash equivalents at end of period                              $7,861                    $5,284
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

On February 20, 1996, defendants moved for summary judgment on the basis that Plaintiffs' claims are barred by the statute of limitations and, in the alternative, assuming plaintiffs' allegations are true, any misrepresentations by defendants caused no losses to the plaintiffs. On May 9, 1996 the United States District Court, Northern District of Illinois, granted the summary judgment motion of the Company and the other defendants. The Court concluded that the plaintiffs' federal securities fraud claims were barred by the statute of limitations.

A notice of appeal has been filed by the plaintiffs. The plaintiffs' briefs are due by August 30, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

Second Quarter and Six Months of 1996 Compared to Second Quarter and Six Months of 1995

Net Revenues. Royalty revenues were $3.293 million and $6.040 million for the second quarter and first six months of 1996, an increase of 17% and 14%, respectively, over the comparable periods of 1995. This increase reflects continued growth of Adenoscan sales. Fujisawa USA, Inc. is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. Gross margin from adenosine revenues was $2.564 million and $4.650 million for the second quarter and first six months of 1996, an increase of 82% and 76%, respectively, over the comparable periods of 1995. This significant increase reflects a shift in the product sales mix to Adenoscan coupled by the fact that Medco owns the underlying patent on Adenoscan and therefore pays no third party royalty. Royalty expense represents one-half of royalty revenue earned by the Company from Adenocard sales and is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to Adenocard. Royalty expense was $.729 million and $1.390 million for the second quarter and first six months of 1996, a decrease of 48% over the comparable periods of 1995.

Operating Expenses. Total operating expenses were $2.393 million and $4.450 million for the second quarter and first six months of 1996, a decrease of 40% and 28%, respectively, over the comparable periods of 1995.

Research and development expenditures were $1.380 million and $2.758 million for the second quarter and first six months of 1996, a decrease of 35% and 24%, respectively. Second quarter research and development expenditures returned to historical levels. Research and development expenditures were higher during the comparable periods of 1995 due to the nature of the Company's development portfolio, reflecting pivotal trial work of ViaScint and BiDil. Expenditures for the second quarter and first six months of 1996 reflect activities associated with a product portfolio in earlier stages of development. In addition, the Company and Fujisawa USA, Inc. signed a joint development agreement to develop adenosine line-extensions whereby both companies will share equally research and development expenses, including third party royalty obligations for intellectual property rights. The parties agreed that their combined responsibility for research and development funding will not exceed $4 million in 1996 (therefore Medco's share would not exceed $2 million in 1996).

General and administrative expenses were $1.013 million and $1.692 million for second quarter and first six months of 1996, a decrease of 47% and 33%, respectively. This decrease is attributed to the absence of three separate events that occurred during the second quarter 1995: (1) the settlement of the litigation among Medco Research, Fujisawa USA, and Abbott Laboratories related to the manufacturing and marketing rights to Adenoscan, (2) resignation of the former President of the Company, and (3) the expenses incurred preceding the termination of a proposed merger.

Other Income . Interest income for the second quarter and first six months of 1996 decreased 15% and 12%, respectively, mainly related to the utilization of cash to purchase shares of the Company's Common Stock pursuant to a repurchase program and a decrease in interest yield. The Company and Boehringer-Mannheim Pharmaceuticals Corporation ("BMPC") mutually agreed effective April 1, 1996 to terminate the November 1993 license in which the Company granted to BMPC marketing and back-up manufacturing rights to BiDil(R). The Company retained $350,000 of BMPC's $1 million license fee, which the Company accounted for as income in second quarter 1996.

Income (Loss) Per Share. In the second quarter 1996 the Company had net income of $1.001 million or $0.09 per share and a six month net income of $1.560 million or $0.14 per share, compared to losses of $2.023 million or $(0.18) per share and $2.335 million or $(0.21) per share for the year earlier periods.

FINANCIAL CONDITION

As of June 30, 1996, the Company had total cash and investments of $33.193 million comprised of $7.861 million of cash and cash equivalents and $25.332 million of investments in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of June 30, 1996 was $22.378 million, compared to $27.734 million as of December 31, 1995.

Included in liabilities at June 30, 1996 is an accrued liability (current and non-current portion) of $2.9 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to Adenoscan. Included in assets at June 30, 1996 is a deferred asset (current and non-current portion) of $2.5 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the Adenoscan NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

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

                           Part II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Incorporated herein by reference is Class Action Litigation, paragraph 4 , inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on page 7 hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)                June 20, 1996 Annual Meeting

b)                Directors Elected -       Albert D. Angel
                                            William M. Bartlett
                                            Jay N. Cohn, M.D.
                                            Marvin S. Hausman, M.D.
                                            Mark B. Hirsch
                                            Manfred Mosk, Ph.D.
                                            Eugene L. Step
                                            Richard C. Williams

c)                Proposals voted upon:
                  (i) Election of Directors:

                           Albert D. Angel
                           For:                      10,732,137
                           Abstain:                     123,963

                           William M. Bartlett
                           For:                      10,732,137
                           Abstain:                     123,963

                           Jay N. Cohn, M.D.
                           For:                      10,804,587
                           Abstain:                      51,513

                           Marvin S, Hausman, M.D.
                           For:                      10,804,587
                           Abstain:                      51,513

                           Mark B. Hirsch
                           For:                      10,732,137
                           Abstain:                     123,963

                           Manfred Mosk, Ph.D.
                           For:                      10,804,587
                           Abstain:                      51,513

                           Eugene L. Step
                           For:                      10,732,137
                           Abstain:                     123,963

                           Richard C. Williams
                           For:                      10,692,137
                           Abstain:                     163,963

                  (ii) Ratification of KPMG Peat Marwick LLP as independent
                       accountants:

                           For:                      10,515,386
                           Against:                      22,372
                           Abstain:                      15,892

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         11. Computation of Net Loss per Common Share

b.       Reports on Form 8-K:
         None

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Medco Research, Inc.

Date:                               By:     /s/ Roger D. Blevins
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Operating Officer

Date:                               By:     /s/ Glenn C. Andrews
                                            Glenn C. Andrews
                                            Chief Financial Officer