Form 10-Q
period 1996-09-30
MEDCO RESEARCH INC
filed 1996-11-14
CIK 723385

Medco Research, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 Commission file number 1-9771

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

YES    X       NO

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,860,532 as of November 4, 1996.

         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 12.

                                                      Medco Research, Inc.

                                                 Part I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                  Consolidated Balance Sheets

                                                                                           September 30        December 31
                                                                                               1996               1995*
                                                                                        --------------------------------------
   (in thousands except per share data)                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                    $   8,336          $  4,305
   Investments
     Securities available for sale                                                                      -             5,665
     Securities held to maturity                                                                   19,435            17,571
   Accounts and notes receivable:
     Royalties                                                                                      4,668             2,204
     Other                                                                                          1,381             1,531
   Accrued interest income                                                                            155               252
   Prepaid expenses                                                                                   445               327
                                                                                        --------------------------------------
Total current assets                                                                               34,420            31,855
Investments held to maturity                                                                        6,971             9,005
Deferred asset                                                                                        870             1,852
Property and equipment, at cost, net of accumulated depreciation and amortization                     295               330
Patent, trademark and distribution rights, at cost, net of accumulated amortization                   388                80
                                                                                        --------------------------------------
Total assets                                                                                      $42,944           $43,122
                                                                                        ======================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                         $  2,499           $ 2,812
   Accrued royalties                                                                                  524             1,309
                                                                                        --------------------------------------
Total current liabilities                                                                           3,023             4,121
   Deferred revenue                                                                                   548             1,300
   Deferred royalty payments                                                                        2,090             2,601
                                                                                        --------------------------------------
Total liabilities                                                                                   5,661             8,022
Stockholders' equity
   Common stock, no par value,  authorized  40,000,000 shares;  shares issued of
     11,155,832  and  11,155,832  at September  30, 1996,  and December 31, 1995
     respectively;  shares outstanding of 10,913,132 and 11,013,732 at September
     30,1996 and December 31, 1995 respectively.                                                   52,216            52,216
   Unrealized gain on investment securities available for sale                                          -               134
   Cost of stock held in treasury, 242,700 shares at September 30, 1996 and 142,100
     shares at December 31, 1995                                                                   (2,532)           (1,535)
   Accumulated deficit                                                                            (12,401)          (15,715)
                                                                                        --------------------------------------
Total stockholders' equity                                                                         37,283            35,100
                                                                                        --------------------------------------
Commitments and contingencies
                                                                                        ======================================

Total liabilities and stockholders' equity                                                        $42,944          $ 43,122
                                                                                        ======================================
See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                                                        Medco Research, Inc.

                                                Consolidated Statements of Operations
                                                             (Unaudited)
                                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                 September 30          September 30          September 30          September 30
(in thousands except per share data)                 1996                  1995                  1996                  1995
                                            ----------------------------------------------------------------------------------------
Net Revenues:
   Royalty revenue                                       $3,938                $2,365                $9,978                $7,657
   Royalty expense                                          526                   658                 1,917                 3,304
                                            ----------------------------------------------------------------------------------------
   Gross Margin                                           3,412                 1,707                 8,061                 4,353

Operating Expenses:
   Research & development costs                           1,490                 1,973                 4,248                 5,599
   General and administrative expenses                      602                   777                 2,294                 3,296
                                            ----------------------------------------------------------------------------------------
                                                          2,092                 2,750                 6,542                 8,895
Other Income:
   Interest income                                          477                   552                 1,501                 1,717
   Other income                                               -                     -                   350                     -
                                            ----------------------------------------------------------------------------------------
                                                            477                   552                 1,851                 1,717
                                            ----------------------------------------------------------------------------------------

Net income (loss) before income taxes                     1,797                  (491)                3,370                (2,825)

Provisions for income taxes                                  42                     -                    56                     -

Net income (loss)                                         1,755                  (491)                3,314                (2,825)
                                            ========================================================================================
Net income (loss) per share                             $  0.16                $(0.04)                $0.30                $(0.26)
                                            ========================================================================================
Weighted average number of common shares
   and common share equivalents outstanding              10,930                11,032                10,947                11,016
                                            ========================================================================================

See accompanying notes to consolidated financial statements.

                                                        Medco Research, Inc.


                                           Consolidated Statements of Stockholders' Equity
                                                             (Unaudited)
                                                NINE MONTHS ENDED SEPTEMBER 30, 1996

    (in thousands, except share data)
                                    Common Stock
                         -----------------------------------


                                                                Unrealized
                                                                    gain
                                                                  (loss) on
                                                                 investment                               Cost of
                                                                 securities                               Stock
                            Number of                             available         Accumulated           held in
                               shares            Amount           for sale            deficit              Treasury        Total
                         -----------------------------------------------------------------------------------------------------------
   Balance at
   December 31, 1995           11,013,732         $52,216               $134             $(15,715)          $(1,535)      $35,100

   Stock held in                 (100,600)              -                  -                    -              (997)         (997)
     treasury
   Unrealized gain on
     investment
     securities
     available for sale                 -               -               (134)                    -                -          (134)
   Net Income                           -               -                  -                 3,314                -         3,314
                         ===========================================================================================================
   Balance at
     September 30, 1996        10,913,132         $52,216             $    -             $(12,401)          $(2,532)       $37,283
                         ===========================================================================================================

See accompanying notes to consolidated financial statements

                                       Medco Research, Inc.

                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                                                 NINE MONTHS ENDED
                                                    --------------------------------------------
                                                         September 30          September 30
                                                             1996                  1995
                                                    --------------------------------------------
(in thousands except per share data)

Operating activities
Net income (loss)                                              $  3,314             $  (2,825)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation of property and equipment                         104                    90
     Amortization of patent, trademark and
       distribution rights                                           44                     7
     Gain on investments available for sale                         (49)                   (6)
     Net amortization of investment discount                       (261)                 (516)
     Settlement payment from Fujisawa                                 -                 2,000
     Settlement payment to Abbott                                     -                (2,000)
     Compensation expense related to stock
       options                                                        -                    44
     Changes in operating assets and liabilities:
         Accounts and notes receivable                           (2,314)               (1,463)
         Prepaid expenses                                          (118)                  (12)
         Accounts payable and accrued expenses                     (313)                  942
         Accrued royalty expense                                   (785)               (1,587)
         Accrued interest income                                     97                   219
         Deferred asset                                             982                (1,582)
         Deferred royalty payment                                  (511)                2,466
         Deferred royalty income                                   (752)                  220
                                                    --------------------------------------------
Net cash used in operating activities                            $ (562)              $(4,003)
                                                    --------------------------------------------


See accompanying notes to consolidated financial statements

                                                   Medco Research, Inc.

                                          Consolidated Statements of Cash Flows
                                                       (continued)

                                                                                     NINE MONTHS ENDED
                                                                    ----------------------------------------------------
                                                                            September 30              September 30
                                                                                1996                      1995
                                                                    ----------------------------------------------------
(in thousands except per share data)

Investing activities
Purchase of securities held to maturity                                             $(112,112)               $(73,308)
Purchase of securities available for sale                                                 (76)                   (271)
Sale of securities available for sale                                                   5,656                   3,312
Maturity of securities held to maturity                                               112,542                  76,905
Principal repayments on securities held to maturity                                         -                   1,425
Purchases of property and equipment                                                       (69)                    (82)
Purchase of patent & license                                                             (351)                      -
                                                                    ----------------------------------------------------
Net cash provided by investing activities                                               5,590                   7,981
                                                                    ----------------------------------------------------

Financing activities
Net proceeds from exercise of stock options                                                 -                     613
Purchase of stock for retirement                                                            -                    (158)
Purchase of stock held in treasury                                                       (997)                      -
                                                                    ----------------------------------------------------
Net cash provided by (used in) financing activities                                      (997                     455
                                                                    ----------------------------------------------------
Increase in cash and cash equivalents                                                   4,031                   4,433
Cash and cash equivalents at beginning of period                                        4,305                   1,053
                                                                    ----------------------------------------------------
Cash and cash equivalents at end of period                                             $8,336                  $5,486
                                                                    ====================================================


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

Plaintiffs have filed with the United States Court of Appeals for the 7th Circuit a notice of appeal. All briefs have been filed and the parties are awaiting the Court's determination of a date for oral argument of the appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

Third Quarter and Nine Months of 1996 Compared to Third Quarter and Nine Months of 1995

Net Revenues. Royalty revenues were $3.938 million and $9.978 million for the third quarter and first nine months of 1996, an increase of 67% and 30%, respectively, over the comparable periods of 1995. This increase reflects continued growth of Adenoscan sales. Fujisawa USA, Inc. ("Fujisawa") is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. Gross margin from adenosine revenues was $3.412 million and $8.061 million for the third quarter and first nine months of 1996, an increase of 100% and 85%, respectively, over the comparable periods of 1995. This significant increase reflects a continuing shift in the product sales mix to Adenoscan coupled by the fact that Medco owns the underlying patent on Adenoscan and therefore pays no third party royalty. Royalty expense represents one-half of royalty revenue earned by the Company from Adenocard sales and is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to Adenocard. Royalty expense was $.526 million and $1.917 million for the third quarter and first nine months of 1996, a decrease of 20% and 42%, respectively, over the comparable periods of 1995.

Operating Expenses. Total operating expenses were $2.092 million and $6.542 million for the third quarter and first nine months of 1996, a decrease of 24% and 26%, respectively, over the comparable periods of 1995.

Research and development expenditures were $1.490 million and $4.248 million for the third quarter and first nine months of 1996, a decrease of 24%. Third quarter research and development expenditures returned to historical levels. Research and development expenditures were higher during the comparable periods of 1995 principally due to the Company's pivotal trial work on ViaScint and BiDil, for which NDA's were filed in 1996. Expenditures for the third quarter and first nine months of 1996 reflect activities associated with a product portfolio in earlier stages of development, including joint development with Fujisawa of adenosine line-extensions.

General and administrative expenses were $.602 million and $2.294 million for the third quarter and the first nine months of 1996, a decrease of 23% and 30%, respectively. This improvement in general and administrative expenses is mainly attributed to lower legal expenses during the third quarter 1996 related to the pending class action litigation.

Other Income . Interest income for the third quarter and first nine months of 1996 decreased 14% and 13%, respectively, mainly related to the utilization of cash to purchase shares of the Company's Common Stock pursuant to a repurchase program and a decrease in interest yield. The Company and Boehringer-Mannheim

Pharmaceuticals Corporation ("BMPC") mutually agreed effective April 1, 1996 to terminate the November 1993 license in which the Company granted to BMPC marketing and back-up manufacturing rights to BiDil(R). The Company retained $350,000 of BMPC's $1 million license fee, which the Company accounted for as income in second quarter 1996. As a result, other income for the first nine months of 1996 increased 8% over the comparable period of 1995.

Income (Loss) Per Share. In the third quarter 1996 the Company had net income of $1.755 million or $0.16 per share and a nine month net income of $3.314 million or $0.30 per share, compared to losses of $.491 million or $(0.04) per share and $2.825 million or $(0.26) per share for the year earlier periods.

FINANCIAL CONDITION

As of September 30, 1996, the Company had total cash and investments of $34.742 million, comprised of $8.336 million of cash and cash equivalents and $26.406 million of investments in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of September 30, 1996 was $31.397 million, compared to $27.734 million as of December 31, 1995.

Included in liabilities at September 30, 1996 is an accrued liability (current and non-current portion) of $2.7 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to Adenoscan. Included in assets at September 30, 1996 is a deferred asset (current and non-current portion) of $2.0 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the Adenoscan NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

Adenoscan and Adenocard are the Company's two commercial products, and they are marketed by the Company's exclusive licensees principally in the United States, Canada, and the United Kingdom. Tthe Company will not generate revenues from its other products unless and until it or its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the near term the Company expects to receive substantially all of its royalty revenues from sales of its products in the U.S. by Fujisawa.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

                           Part II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Incorporated herein by reference is Class Action Litigation paragraph 4, inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on page 7 hereof.

2. Dr. Eliezer Rapaport, the licensor of the Company's potential adenosine triphosphate ("ATP") drug, has notified the Company that he has requested arbitration by the American Arbitration Association of his claim that the Company has breached its May 20, 1991 license agreement by failing to devote reasonable efforts in preparing and filing within three years of FDA approval of its Investigational New Drug application, that is, by May 8, 1995, a New Drug Application ("NDA") for the use of ATP in the treatment of at least one type of human cancer. (Arbitration is the binding dispute resolution method provided for in the agreement). The licensor is seeking the return of all licensed ATP patent rights and compensatory and punitive damages for breach of contract and the failure to return such rights.

In discussions with Dr. Rapaport held as early as May 1995, the Company continuously maintained, and it currently believes, that it has not breached the agreement. Data from the Company's Phase II clinical trials for ATP did not show any tumor response, as defined in the protocol, in patients with non-small cell lung cancer, and the Company so advised its licensor. (The Company believes that such responses are the benchmark accepted in the pharmaceutical industry for filing an NDA for a cancer treatment drug.) However, data from the Company's multicenter clinical trial completed in 1995 indicated that the administration of ATP to such patients may have produced an anti-cachexic effect, that is, it may have reduced the weight loss associated with cancer, and it may have improved quality of life, in late stage cancer patients.

With Dr. Rapaport's knowledge and consent, the Company has been attempting to sublicense ATP to a partner interested in further developing its anti-cachexic effect. The Company intends to continue this effort and vigorously defend itself against the allegations of Dr. Rapaport, which the Company believes are without any merit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:
         11. Computation of Net Income (Loss) per Common Share

b.       Reports on Form 8-K:
         None

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Medco Research, Inc.

Date:  November 14, 1996                    By:      /s/ Roger D. Blevins
------------------------------------                 --------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Operating Officer



Date:  November 14, 1996                    By:      /s/ Glenn C. Andrews
-------------------------------------                --------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer