Form 10-Q/A
period 1996-11-18
MEDCO RESEARCH INC
filed 1996-11-18
CIK 723385

Medco Research, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

The licensor is seeking the return of all licensed ATP patent rights for Medco's alledged breach of contract and the failure to return such rights. He also is seeking an unspecified amount of punitive damages and $44 million in compensatory damages. He has computed such compensatory damages on the basis of "total worldwide bilings of an approved ATP medication for treatment of cancer..." As discussed below, ATP demonstrated no tumor response in non-small cell lung cancer patients. Therefore, Medco believes such damage claim, which is based on ATP as a cancer treatment, is not only extremely speculative but also is unfounded. The Company believes Dr. Rapaport has incurred no damages from Medco's drug development activities.

The Company intends to vigorsly defend itself against the allegations of Dr. Rapaport, which the Company believes are without any merit.

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

Date:  November 18, 1996                    By:      /s/ Roger D. Blevins
------------------------------------                 --------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Operating Officer



Date:  November 18, 1996                    By:      /s/ Glenn C. Andrews
-------------------------------------                --------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer