Form 10-Q/A
period 1996-11-18
MEDCO RESEARCH INC
filed 1996-11-18
CIK 723385

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15 (d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                              MEDCO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 2


                           Part II: OTHER INFORMATION

The undersigned registrant hereby amends Part II. Other Information - Item 1. - Legal Proceedings, section 2, of its 10-Q for the quarter ended September 30, 1996 as set forth in the pages attached hereto.

                                            MEDCO RESEARCH, INC.
                                                (Registrant)
Date:  November 18, 1996                    /s/ Glenn C. Andrews
                                            Chief Financial Officer

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

The licensor is seeking the return of all licensed ATP patent rights for the Company's alleged breach of contract and the failure to return such rights. He also is seeking an unspecified amount of punitive damages and $44 million in compensatory damages. He has computed such compensatory damages on the basis of "total worldwide billings of an approved ATP medication for treatment of cancer..." As discussed below, ATP demonstrated no tumor response in non-small cell lung cancer patients. Therefore, the Company believes such damage claim, which is based on ATP as a cancer treatment, is not only extremely speculative but also is unfounded. The Company believes Dr. Rapaport has incurred no damages from the Company's drug development activities. The Company intends to vigorously defend itself against the allegations of Dr. Rapaport, which the Company believes are without any merit.

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