Form 10-K
period 1996-12-31
MEDCO RESEARCH INC
filed 1997-03-28
CIK 723385

Medco Research, Inc.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

                                       YES  X     NO
                                           ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Based on the closing price on March 7, 1997 of $9.375 for the Registrant's Common Stock as reported on the American Stock Exchange, the aggregate market value of Common Stock held by nonaffiliates of Registrant was approximately $97,325,700.

The number of shares outstanding of the Registrant's Common Stock was 10,638,332 at March 7, 1997.

Documents incorporated by reference:

Part III: Sections entitled "Election of Directors", "Board of Directors and Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" from the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                    1 of 48

                              Medco Research, Inc.


                                     PART I


ITEM 1.  BUSINESS

COMPANY PROFILE

Medco Research, Inc. (the "Company") is a pharmaceutical company dedicated to being a leader in the global commercialization of cardiovascular medicines and adenosine-based products leading to superior growth in shareholder value.

The Company was incorporated in California in September 1978 and originally founded as a contract research organization offering clinical and regulatory support to the pharmaceutical industry. In 1984, the Company secured its own product rights, went public, raised approximately $4 million in the initial offering, and began its transition to a pharmaceutical company. In January 1992, it raised approximately $48 million in a secondary public offering. In May 1993, the Company relocated to Research Triangle Park, North Carolina, and in 1995 it completed its reincorporation in Delaware.

The Company's business approach has been to carefully evaluate and acquire product candidates which have already undergone some preclinical (animal) and clinical (human) testing, thereby reducing the costs and risks associated with drug discovery and basic research. These product opportunities and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents which, in the opinion of the Company's patent counsel, are enforceable. The Company then sponsors and directs the clinical testing and any additional preclinical studies needed for product registration and marketing approval. These late-stage activities are often outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. The Company generally will license the manufacturing and marketing rights to the product to a corporate partner in exchange for licensing fees and royalty payments on future product sales. Formulation development, as well as microbiology, chemistry, manufacturing and controls information, are typically provided by the Company's licensed corporate partner, and the Company then submits to the United States Food and Drug Administration (the "FDA") a New Drug Application ("NDA") to obtain the FDA's clearance to market the drug.

Using this  royalty-based  business model,  which is relatively  uncommon in the pharmaceutical industry, the Company has commercialized two drugs, has filed NDAs for two others and has others proceeding through various stages of development, all with a relatively modest depletion of its cash. The Company's first product, ADENOCARD(R), was approved by the FDA in October 1989. Its second product, ADENOSCAN(R), was approved by the FDA in May 1995. The NDAs for VIASCINT(TM) and BIDIL(R) were filed on April 25, and July 3, 1996, respectively. On February 27, 1997 the Cardio-Renal Advisory Committee ("Committee") of the FDA voted 9 to 3 not to recommend approval of BIDIL for treatment of congestive heart failure. The Company currently has not received a written response from the Committee and the FDA regarding their specific concerns for BIDIL. The Company's plans for BIDIL will depend upon such response and whether a reasonable investment by the Company will enable the Company to address and satisfy such concerns.

Substantially all of the Company's royalty income in the three year period ended December 31, 1996 resulted from sales in the United States by Fujisawa-USA, Inc. ("Fujisawa"), the Company's corporate partner, of ADENOCARD and ADENOSCAN.

                                    2 of 48

                              Medco Research, Inc.
STRATEGIC PLAN

Whereas large pharmaceutical companies typically seek diversification into multiple diagnostic and therapeutic areas, small companies with more limited resources must concentrate their efforts to be competitive and successful. As such, the Company continues to focus primarily on cardiovascular disease. Its expertise in adenosine drug development, and more recently nuclear cardiology, is well-recognized in the medical community. The Company believes that medical market trends, in particular managed care, present unique opportunities well suited to these core competencies. Therefore, to further concentrate its efforts and corporate partner interests, the Company at this time intends to divest unrelated products and focus on the continued acquisition and development of cardiovascular medicines and adenosine-based products.

ADENOSINE PORTFOLIO

ADENOCARD(R) - a sterile formulation of adenosine for injection - indicated as the drug of choice for the treatment of abnormally rapid heartbeats originating in the upper chambers of the heart, so-called paroxysmal supraventricular tachycardia. Commercially available from Fujisawa in the U.S. and Canada since 1989 as ADENOCARD, the drug also is sold by the Company's corporate partner Sanofi Pharma ("Sanofi") in the United Kingdom and other countries of the world as ADENOCOR(R) and in Switzerland as KRENOSIN(R).

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

ADENOSINE FOR CARDIOPROTECTION (MEDR-640) - sterile formulations of adenosine for infusion - under development as a cardioprotective adjunct to early thrombolytic therapy or emergency angioplasty in the treatment of acute myocardial infarction and as an additive to standard cardioplegia during open-heart surgery. Positive clinical results were reported at the 1995 Annual Meeting of the American Heart Association and the 1996 Annual Meeting of American College of Cardiology supporting the Company's belief that the drug holds significant promise as an effective cardioprotective agent. Fujisawa is the Company's partner for this product, which is in Phase II clinical testing.

NUCLEAR CARDIOLOGY PORTFOLIO

VIASCINT(TM)    -    a    sterile     radiopharmaceutical     formulation     of
     iodine123-iodophenylpentadecanoic acid for injection - subject to FDA approval, as to which no assurance can be given, proposed to be used to determine the presence of "hibernating", or reversibly injured heart muscle and thereby predict which patients are most likely to experience improvement in cardiac function following, and thus benefit from, coronary artery bypass graft (CABG) surgery, and to assist physicians in the selection of patients for such surgery. The Company completed Phase III clinical testing, and the results indicated that the product provides the means to predict, with high accuracy, which patients will have improvement in cardiac functioning following revascularization. The Company filed an NDA in 1996. Nordion International Inc. currently has U.S. manufacturing rights, and the Company has marketing rights. The Company is in the process of seeking a corporate partner to market this product.

                                    3 of 48

                              Medco Research, Inc.


Tc99m-GLUCARATE   -  a   radiopharmaceutical   kit   for  the   preparation   of
     technetium99m-GLUCARATE for injection - under development for the early and rapid diagnosis of acute myocardial infarction, particularly in patients with nondiagnostic electrocardiograms (ECGs) and negative cardiac enzyme tests. The Company acquired this product in January 1996 and currently retains worldwide manufacturing and marketing rights to issued patents.


ADDITIONAL PORTFOLIO

BIDIL(R) - an oral dosage formulation  containing the combination of hydralazine hydrochloride and isosorbide dinitrate (two generically available vasodilators) - subject to FDA approval, as to which no assurance can be given, proposed to be used to improve symptoms and survival in patients with congestive heart failure (CHF) who are inappropriate for treatment with angiotensin-converting enzyme (ACE) inhibitors. The Company transferred the manufacturing process for BIDIL from its formulator to its commercial manufacturer. The Company filed an NDA in July 1996. On February 27, 1997 the Cardio-Renal Advisory Committee ("Committee") of the FDA voted 9 to 3 not to recommend approval of BIDIL for treatment of congestive heart failure. The Company currently has not received a written response from the Committee and the FDA regarding their specific concerns for BIDIL. The
     Company's plans for BIDIL will depend upon such response and whether a reasonable investment by the Company will enable the Company to address and satisfy such concerns. In 1996 the Company reacquired all marketing and manufacturing rights from Boehringer Mannheim Pharmaceutical Company. See "Product-By-Product Summaries - BIDIL" below.

ATP - a sterile formulation of adenosine triphosphate - under development for the treatment of solid tumors or cancer-related cachexia. The product has completed one single-center Phase I and one multicenter Phase II clinical trial, and the Company believes the results support the continued investigation of the drug as an adjunctive therapy that may improve the quality of life in patients suffering from non-small cell lung cancer. The Company currently retains the United States manufacturing and marketing rights. However, the Company's licensor is seeking an arbitration ruling that the license agreement has terminated because of the Company's material breach. The Company believes the allegations are without merit. Until the initiation of such arbitration the Company had been seeking to sublicense a corporate partner to continue the development of this product, including the right to manufacture and market it. See Item 3 below, Legal Proceedings.


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

                                    4 of 48

                              Medco Research, Inc.


Regulatory Status: In October 1988, the Company received FDA approval to market ADENOCARD in the United States, and the drug is commercially available from Fujisawa in the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. Sanofi also sells the drug in France, The Netherlands, Luxembourg, Spain, Denmark, Italy, Ireland, Australia, Austria, Greece, Quatar, Jordan, Saudi Arabia, Cyprus, Kuwait, Belgium and Germany.

Product License: In March 1985, the University of Virginia Alumni Patents Foundation granted to the Company an exclusive license to exploit in the United States and Canada the use of adenosine for the treatment of supraventricular tachycardia that is caused by re-entry in the A-V node or an accessory pathway of the human heart. In November 1986, licensor received a United States Patent on such use. For these rights, the Company paid a one-time, nonrefundable license fee and agreed to pay 10% of all net sales of ADENOCARD made directly by the Company and 50% of all royalties received by the Company from its sublicensees until the expiration of the term of the patent rights or until the license is terminated as provided in the agreement. The Licensor, as it has done in the past, is conducting an audit of the Company's royalty obligations under the license agreement. In connection with this audit licensor is also questioning whether the introduction and sale of the Company's ADENOSCAN drug and the related decline in ADENOCARD sales, without compensation to licensor, violates the license. The Company believes it is in full compliance with the terms of the license, and it has been so advised by counsel.

Competition: Intravenous calcium channel blockers and beta-blockers (generically available from numerous sources) are principal competitors. In addition, catheter-based ablation therapy is becoming more common and may compete for certain patient types.

Manufacturing and Marketing:

1. Agreement with Fujisawa. In November 1985, the Company granted LyphoMed, Inc., a manufacturer and marketer of critical care injectable pharmaceuticals and other products which subsequently was merged into Fujisawa and herein is referenced as Fujisawa, an exclusive license to manufacture and market ADENOCARD in the United States and Canada. Fujisawa agreed to pay the Company a royalty equal to 25% of its net sales of ADENOCARD in each country for the duration of patent protection or any other exclusive marketing rights that may be granted to the Company by governmental agencies, whichever is longer. Fujisawa also agreed to pay the Company a royalty equal to 7% of Fujisawa's net sales of ADENOCARD during any subsequent term of the agreement, which will continue after the initial term until either party terminates the agreement by giving the other party 90 days written notice.

2. Agreement with Sanofi Pharma. In December 1987, the Company granted Sanofi Pharma ("Sanofi"), a multinational pharmaceutical company headquartered in France, the rights to exclusively manufacture and market ADENOCARD in Europe and countries other than the United States and Canada. Sanofi agreed to use its best efforts to commercialize ADENOCARD in such territories subsequent to receiving governmental marketing approvals and to pay the Company royalties equal to 5% of its net sales of ADENOCARD. Royalties will be paid on a country by country basis for the longer of six years or the period of any marketing exclusivity.

                                  ADENOSCAN(R)

The Product: ADENOSCAN is a sterile formulation of adenosine (3mg/ml) available in 30ml or 20ml vials for infusion indicated as an adjunct to thallium cardiac imaging in the evaluation of coronary artery disease in patients unable to exercise adequately. The procedure is called pharmacological stress, since in many ways the effects of adenosine simulate those of exercise. ADENOSCAN is


                                    5 of 48

                              Medco Research, Inc.


administered by brief intravenous infusion, and thallium (a radioactive agent) is injected during the procedure. Cardiac images are subsequently acquired (with gamma cameras) which visually display the presence and severity of underlying coronary artery disease. Because of its very short half-life, side effects are generally very brief.

Regulatory Status: In October 1992, the Company received approval to market ADENOSCAN in Canada; and in May 1995, the Company received from the FDA marketing clearance for ADENOSCAN in the United States. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product will be sought from the health authorities in each of the member countries.

Product License: The Company owns the product as it is the exclusive assignee of patents issued in the U.S. and Canada, with counterpart applications pending approval in other countries of the world, covering the use of adenosine as a pharmacological stressor in cardiac imaging. In addition, in the U.S. the product received three years of exclusivity from the date of NDA approval under the Hatch-Waxman Act. See "ADENOCARD - Product License" above.

Competition: Intravenous dipyridamole, manufactured and marketed by DuPont Radiopharmaceuticals under the brand name IV Persantine(R) is the principal competitor and has been available in the U.S. since 1990. IV Persantine(R) is generically manufactured and marketed by Wyeth Ayerst. In addition, other drugs and procedures currently available or under development may be useful in determining the presence or severity of coronary artery disease and may compete directly with ADENOSCAN.

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

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill ADENOSCAN orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of ADENOSCAN during the preceding 12 months. Fujisawa also agreed generally to maintain an inventory of at least six months of ADENOSCAN finished product and work-in-process, to be stored at multiple locations and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of ADENOSCAN. In October 1996, based on data provided by Fujisawa to the Company, Fujisawa's Melrose Park, Illinois plant was qualified by the FDA as an alternate ADENOSCAN manufacturing facility.

Agreement with Sanofi. In June 1992, the Company granted Sanofi the exclusive rights to manufacture and market ADENOSCAN worldwide except in the United States, Canada, Japan, Korea and Taiwan. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi


                                    6 of 48

                              Medco Research, Inc.


registered ADENOSCAN in 14 member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product will be sought from the health authorities in each of the member countries. Sanofi pays the Company a royalty of 6 to 8 percent, based on the level of annual sales, for the longer of ten years or the period of any marketing exclusivity for ADENOSCAN in each country of the territory.

Agreement with Suntory. In February 1994, the Company signed a development and marketing agreement with Suntory Limited for cardiovascular uses of adenosine. Suntory currently is pursuing the use of adenosine for pharmacologic stress for use with thallium perfusion imaging to detect coronary artery disease. The Japanese equivalent of an NDA has not been filed for any product covered by the agreement. The Company received a $1 million license fee plus a $300,000 fee when the FDA granted marketing clearance for ADENOSCAN.

                    ADENOSINE FOR CARDIOPROTECTION (MEDR-640)

The Product. Each year in the U.S. over one million patients suffer acute myocardial infarction and, despite the benefits of early reperfusion, permanent injury and disability is not uncommon. In addition, over 300,000 patients a year undergo CABG surgery and, despite standard cardioprotective measures, significant cardiac support is often required during the early postoperative period. MEDR-640 is the internal denomination of a development program for a sterile formulation of adenosine (3mg/ml) as an adjunct to early reperfusion with thrombolytic therapy or emergency angioplasty in the treatment of acute myocardial infarction and as an additive to standard cardioplegia during open-heart surgery.

Development Background: Substantial preclinical data, and limited human testing, suggest that adenosine may be further beneficial in these acute ischemic settings. The results of a single-center pilot investigation suggest that adenosine, as an adjunct to emergency angioplasty, may further limit the damage associated with acute myocardial infarction. This was suggested by significantly reduced injury measured six weeks after the procedure compared to measurements made at the time of hospital discharge. The preliminary results from another single-center pilot study suggest that adenosine, as an additive to standard cold-blood cardioplegia, may also limit the amount of cardiac support required during the early postoperative period following CABG surgery. This was suggested by statistically significant reductions in the cumulative amount of inotropes (i.e., dopamine and dobutamine) and vasodilators (i.e., nitroglycerin) required in the 24-hour period following surgery. These preliminary findings support the ongoing Phase II multicenter trials, including a placebo-controlled trial in CABG surgery (so-called AB-02 trial), two related placebo-controlled trials using thrombolytic therapy in acute myocardial infarction (so-called AMISTAD trial), and a placebo-controlled trial using emergency (primary) angioplasty in acute myocardial infarction (so-called ALIVE trial).

Regulatory Status: The original IND for Phase I studies was filed in November 1988. The Company is now conducting multicenter Phase II clinical trials in the U.S., Canada and Argentina under this IND submitted to the FDA in November 1988.

Product License: The Company has a patent application pending in the U.S. and abroad for the use of adenosine to prevent further injury during acute myocardial infarction, and the Company is the sublicensee of Fujisawa, which is the exclusive licensee, of a U.S. patent issued in 1989. See "Manufacturing and Marketing" below.

                                    7 of 48

                              Medco Research, Inc.


Competition: A wide variety of agents currently available or under investigation may be useful in these acute ischemic settings, including antiplatelet and anticoagulant agents, cardiosuppressants, perfluorochemicals, anti-free radical scavengers, and adenosine analogs or modulators which may compete directly with MEDR-640.

Manufacturing and Marketing: MEDR-640 was included in the Company's 1988 exclusive license agreement with Fujisawa relating to ADENOSCAN. Pursuant to the May 1995 agreement with Fujisawa settling the litigation over the manufacturing and marketing of ADENOSCAN, all references to MEDR-640 in such license agreement were eliminated, and in May 1996, the parties entered into an agreement to jointly develop adenosine-based products having indications as cardioprotective agents, such as MEDR-640. Under that agreement Fujisawa granted to the Company an exclusive sublicense under a U.S. patent under which Fujisawa is the exclusive licensee. Fujisawa has exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories, and it agreed to pay the Company 25% of net sales within the territories. The companies share equally all costs of development and any royalties due to third parties.

                                  VIASCINT(TM)

The Product: VIASCINT is a radiopharmaceutical formulation of I123-iodophenylpentadecanoic acid under development to determine the presence of "hibernating", or reversibly injured, heart muscle and thereby predict improvement in cardiac function following coronary artery bypass graft (CABG) surgery, and to assist physicians in the selection of patients most likely to benefit from such procedure.

Development Background: Although numerous procedures and various factors are considered in the evaluation of patients for CABG surgery, the only FDA approved product for cardiac metabolic imaging and tissue viability assessment is F18-fluorodeoxyglucose (FDG) for use in conjunction with positron emission tomography (PET). However, this procedure is very expensive and not widely available. Like FDG, VIASCINT is a radioactive metabolite and may provide similar information with gamma cameras, which are generally available at most large hospitals. The results of the Company's Phase III clinical trials support its belief that VIASCINT provides the means to predict, with high accuracy, which patients will have improvement in cardiac function following revascularization.

Regulatory Status: The Company completed Phase III clinical trials in the U.S. under an IND submitted to the FDA in June 1992. The Company filed an NDA in April 1996. The Company currently has no rights or registration plans outside the U.S.

Competition: A wide variety of agents and procedures currently available or under investigation may be useful in assisting physicians in the selection of patients for CABG surgery and may compete directly with VIASCINT. However, only PET FDG is currently FDA approved for use in detecting reversibly injured heart muscle that may improve subsequent to CABG surgery.

Product License; Manufacturing and Marketing: In April 1992, the Company obtained from Nordion International Inc. ("Nordion"), a Canadian manufacturer of radiopharmaceuticals, the right to develop and market VIASCINT in the United States. Under the agreement Nordion will supply the Company with VIASCINT for United States clinical trials and will share a portion of the Company's initial development expenses. Should the results of these initial studies be favorable, the Company will continue the development program in pursuit of FDA marketing


                                    8 of 48

                              Medco Research, Inc.


clearance.  The Company  paid  Nordion an annual fee of $25,000  (begun in April
1993) through April 1996, when it filed the VIASCINT NDA. Upon FDA approval, if obtained, Nordion will retain exclusive manufacturing rights in the United States. The Company and Nordion will share equally in the profits of VIASCINT sold in the United States by the Company, and the Company will receive a royalty equal to 25% of net sales of VIASCINT sold in the United States by another party to which it may sublicense the marketing rights. The Company is seeking a corporate partner to market this product.

VIASCINT is not protected by a U.S. patent. However, the manufacturing (radiolabeling) technologies are trade secrets under license to Nordion International. In addition, the Company has applied to the FDA for Orphan Drug designation and anticipates five years of exclusivity under the Hatch-Waxman Act.

                                 Tc99m-GLUCARATE

The Product: It is estimated that, among the five million annual visits for chest pain of possible cardiac origin, nearly two million patients have ECGs and cardiac enzymes which indicate no acute myocardial injury, yet provide no clear alternative diagnosis. These patients are variably managed with the tentative diagnosis of "rule-out" myocardial infarction, yet they are not clearly candidates for early reperfusion therapy or early discharge. Tc99m-GLUCARATE, a radiopharmaceutical kit containing lyophilized glucaric acid (a carbohydrate derivative) for reconstitution and radiolabeling with technetium99m for injection, is under development for the early and rapid diagnosis of acute myocardial infarction, and it may provide useful diagnostic information in these patients with nondiagnostic electrocardiograms (ECGs) and negative cardiac enzyme tests.

Development Background: Tc99m-GLUCARATE in animal studies has been shown not to cross intact cellular membranes, and it is rapidly cleared from the blood through the kidney. However, in the presence of irreversibly damaged (infarcted) cells, Tc99m-GLUCARATE crosses the cellular membrane and binds tightly to nuclear residues. This type of uptake produces images of the infarcted areas that appear as "hot-spots" by standard nuclear imaging techniques.

Regulatory Status: The product has undergone limited preclinical and clinical testing overseas and some formulation development work. An IND to commence human testing in the U.S. is targeted for filing in mid 1997.

Competition: Tc99m -pyrophosphate (FDA approved) and In111-antimyosin antibody (FDA approved) are nuclear imaging agents used to detect infarcted myocardium and both would compete directly with Tc99m-GLUCARATE. In addition, other in vivo or in vitro tests are available and would compete directly with Tc99m-GLUCARATE.

Product License; Manufacturing and Marketing: On January 5, 1996, the Company received from Molecular Targeting Technology, Inc. an exclusive sublicense under a U.S. patent issued in August 1990 covering the use of technetium-labeled GLUCARATE for organ infarct imaging (the Molecular Targeting Technology principals are the inventors, and the patent is jointly owned, through assignment, by Centocor, Inc. and The Massachusetts General Hospital; similar patents for the same technology were approved in Europe in May 1995). The
Company obtained the exclusive right to develop, manufacture and market Tc99m-GLUCARATE in the United States, Japan and other countries of the world, except in Asia. The Company agreed to pay opportunity fees totaling $1.9 million, including an initial payment of $200,000 upon execution of the agreement and staged payments according to specific development milestones. The Company will also pay a royalty of either 6% of net sales of the product if sold


                                    9 of 48

                              Medco Research, Inc.


by the Company or 25% of the Company's revenues from product sales made by a commercial partner. The sublicensor has provided all preclinical and clinical data conducted in the U.S. and abroad and transferred all manufacturing technology, including clinical trial material for Phase I and Phase II clinical trials. The Company will be responsible for all aspects of development and commercialization of the final product, with rights to sublicense.

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

Development Background: Two previous landmark studies, the so-called V-HeFT trials, established the safety and efficacy of hydralazine and isosorbide dinitrate in the treatment of CHF. In particular, survival was significantly improved compared to placebo, although the ACE inhibitor enalapril was more effective in this regard than the vasodilator combination. Although the Company believes that data from these trials provide the clinical and statistical basis to pursue a survival claim in the intended population the FDA Advisory Committee found that the treatment group in the first V-HeFT did not show statistically significant improvement over placebo in the primary endpoints, mortality, at two years and mortality for the overall study period, and it voted not to recommend approval.

Regulatory Status: In March 1993, the Company submitted to the FDA an IND to commence human bioequivalency studies in the U.S. Phase III clinical testing has been completed. At Company expense, a commercial source of raw bulk hydralazine and isosorbide dinitrate has been found and used in the preparation of the BIDIL combination product. The Company filed an NDA in July 1996. On February 27, 1997 the Cardio-Renal Advisory Committee ("Committee") of the FDA voted 9 to 3 not to recommend approval of BIDIL for treatment of congestive heart failure. The Company currently has not received a written response from the Committee and the FDA regarding their specific concerns for BIDIL. The Company's plans for BIDIL will depend upon such response and whether a reasonable investment by the Company will enable the Company to address and satisfy such concerns. BIDIL will qualify for three years of market exclusivity under the Hatch-Waxman Act.

Product License: In November 1991, the Company acquired exclusive rights from Jay N. Cohn, M.D., to a United States patent issued to Dr. Cohn in September 1989, covering a method of reducing mortality associated with chronic CHF in patients with impaired cardiac function by administering a combination of specified amounts of hydralazine and isosorbide dinitrate. Dr. Cohn, who was the principal investigator of the V-HeFT trials and became a director of the Company in 1996, granted the Company an exclusive license to worldwide rights to the combination therapy for research, development, manufacture and sale of this drug under the issued United States patent that he holds and any future patents he obtains.

The Company has agreed to pay Dr. Cohn a total nonrefundable license fee (which will be credited against any future royalties) of $200,000, of which $125,000 is payable upon FDA approval of the Company's NDA for BIDIL. In the event the drug is commercialized, the Company will pay Dr. Cohn royalties equal to (i) 7.5% of


                                    10 of 48

                              Medco Research, Inc.


the Company's direct net sales or (ii) 30% of any royalties received by the Company from sublicensees. In the event that annualized net sales surpass $100,000,000, the royalty amounts will increase to 9% and 40%, respectively, on sales over $100,000,000. However, upon expiration of Dr. Cohn's United States patent for BIDIL, each of the foregoing royalty rates will be reduced by 50%.

Competition: Hydralazine hydrochloride and isosorbide dinitrate are generically available and would compete directly with BIDIL. In addition, other agents approved or under development, such as calcium-channel blockers, beta-blockers, angiotensin-II receptor blockers, and other vasodilators, may compete directly with BIDIL.

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

The Company and BMPC mutually agreed effective April 1, 1996 to terminate the November 1993 license in which the Company granted to BMPC marketing and back-up manufacturing rights to BIDIL. As a result of BMPC's strategic marketing plans for certain of its other products, it was no longer interested in BIDIL. The Company retained $350,000 of BMPC's $1 million license fee, which the Company accounted for as income in the second quarter of 1996.

                         ADENOSINE TRIPHOSPHATE ("ATP")

The Product: There is a need for more effective treatment of solid tumors such as non-small cell lung cancer, which is extremely aggressive, and leads rapidly to death. ATP has demonstrated some ability to inhibit tumor growth in animal studies, and it may reduce cachexia, the weight-loss and wasting syndrome associated with cancer.

Development Background: Adenosine triphosphate is the primary energy-releasing molecule in the human body and is composed of adenosine and phosphate. The anti-cancer effects of ATP previously have been reported in several experimental animal tumors. A small number of patients with late stage colorectal cancer have received ATP in conjunction with a currently marketed anti-cancer drug,


                                    11 of 48

                              Medco Research, Inc.


5-fluorouracil. In the two trials completed under the IND, ATP has shown a favorable safety profile, and some preliminary indications of efficacy based on quality of life and performance indices, but it has not produced any statistically significant tumor regression.

Regulatory Status: A Phase I dose-ranging safety study and a Phase I/II multicenter study in patients with non-small cell lung cancer have been completed under an IND approved by the FDA in May 1992. ATP will qualify for five years of market exclusivity under the Hatch-Waxman Act.

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

In consideration for entering into this agreement, the Company granted Dr. Rapaport and another scientist in May 1991 options to purchase a total of 21,200 shares of the Company's stock at $14.625 per share (the market price of the stock at the time of the grant), and agreed generally to pay Dr. Rapaport an 8% royalty based on net sales of ATP by the Company or its affiliates and 40% of the net monetary proceeds paid to the Company from any sublicensee based on net sales, but in no event will Dr. Rapaport receive an amount less than 4% of the sublicensee's net sales during the period in which the Company is receiving royalties from the sublicensee. Unless sooner terminated under the terms of the agreement, the license will continue until the later of the expiration of Dr. Rapaport's patents or of any exclusive marketing period provided by law. However, the Company may continue to market ATP in any country without making royalty payments to Dr. Rapaport after the expiration of the patents in that country or after five years following the commencement of sales in any country not covered by Dr. Rapaport's patents.

Dr. Rapaport has alleged the Company materially breached the license agreement and claims it therefore has terminated. The Company believes it has complied with the terms of the license and is vigorously defending itself. See Item 3 below, Legal Proceedings.

Competition. There are numerous anti-cancer agents on the market and other drugs are in development, which may be used to treat NSCL cancer.

Manufacturing and Marketing: ATP is the Company's only adenosine-based product with a non-cardiac indication, and until the initiation of Dr. Rapaport's arbitration the Company had been seeking to sublicense a corporate partner to continue the development of this product, including the right to manufacture and market it.


                                    12 of 48

                              Medco Research, Inc.


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

There are usually three phases in the clinical development of a new drug. Phase I concerns the testing of the drug in a small number of healthy subjects to determine primarily a number of safety parameters and to obtain other basic experience with the drug in humans. Phase II concerns the testing of the drug under well-controlled conditions in a larger population to obtain information on the drug's safety and efficacy in patients for the claim or claims being made by the sponsor. Phase III concerns the testing of the drug in a still larger patient population and for a longer period of time under well-controlled conditions to confirm the safety and efficacy results obtained in Phase II. Phase III is usually considered the last phase in the clinical testing of the drug.

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


                                    13 of 48

                              Medco Research, Inc.


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

The Company intends, where applicable, to obtain orphan drug designation for any drugs licensed or acquired by it in the future. There can be no assurance, therefore, that the scope of protection currently afforded by orphan drug status or the federal income tax credits currently available to sponsors of orphan drugs will continue to be available in the future.


HATCH-WAXMAN ACT

The Hatch-Waxman Act provides for limited marketing exclusivity for pharmaceutical products which receive NDA approval from the FDA, independent of any issued patents which may apply. If a pharmaceutical product receives NDA approval, and the FDA has not previously approved any other product containing the same active ingredient, including any salt or ester of the active ingredient, then the Hatch-Waxman Act does not permit any abbreviated generic NDA ("ANDA") to be submitted by another company for that drug product for five years from the date of NDA approval. If an NDA approval is received for a pharmaceutical product containing an active ingredient or salt or ester of an active ingredient that has been previously approved by the FDA, and if that NDA approval was secured in part through the submission to the FDA of new clinical investigations other than bioavailability studies, then the Hatch-Waxman Act prohibits the FDA from making effective the approval of an ANDA for that product by another company for a period of three years from the date of NDA approval. This limited exclusivity provision is automatically granted upon NDA approval as applicable and does not require special consideration. Within the Company's current portfolio of products, VIASCINT and ATP qualify for five years of exclusivity, and ADENOSCAN, MEDR-640, and BIDIL qualify for three years of exclusivity, under this provision.

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


                                    14 of 48

                              Medco Research, Inc.


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

The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by the Company or its licensors will issue. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be absolutely certain that it or any licensor was the first inventor of the subject matter covered by the patent application or that it or such licensor was the first to file a patent application therefor or that it would obtain the freedom to practice the claimed inventions. Moreover, priority in filing a patent application for an invention can be overcome by a different party who first practiced the invention. Accordingly, the Company might have to participate in extensive proceedings in U.S. and/or foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office ("Patent Office"), to determine priority and/or patent validity. Any such proceeding would be costly and consuming of Management's time. There can be no assurance either that the Company's owned or licensed patents would be held valid or that the Company's products would not be found to infringe patents owned by others. In the event of a determination that the Company is infringing a third party's patent, the Company likely would be required to pay royalties, which could be substantial, to such third party. It is even possible that the third party could refuse a license to the Company in order to keep the Company's product off the market.

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

From time to time, third parties may claim or the Company may identify, intellectual property rights not owned or licensed by the Company which may be infringed by the Company. To the extent that such properties are in the public domain, in the first instance the Company would seek the opinion of its patent counsel to avoid claims of willful infringement. In addition, whether or not such properties are in the public domain, based on its evaluation (after consultation with patent counsel) of applicable considerations, including without limitation the potential duration, expense and outcome of an infringement proceeding, the validity or enforceability of such potential claims and other business consideration, the Company might seek to license such intellectual properties in consideration of its payment of royalties. Although


                                    15 of 48

                              Medco Research, Inc.


the Company believes that it should be able to obtain a license on commercially reasonable terms to any such patent, there can be no assurance that it will be able to obtain from third parties patent licenses on commercially reasonable terms, if at all.

In the case of ADENOSCAN, one such third party with potential claims has been identified. In 1987 such third party filed broad patent applications relating to uses of adenosine. The third party has told the Company that its applications make certain claims which may be relevant to the development and commercialization of the Company's adenosine products, including ADENOSCAN. Although the Company has requested, but not been given, a copy of such application and all of the related correspondence with the Patent Office and is seeking from such third party specific information concerning these claims, based on the information it has received from such third party the Company believes its ADENOSCAN patent would have priority over any patent that might issue to such third party. Nonetheless, based on such information as the Company may receive in the future from such third party, the Company will consider with its patent counsel whether to seek a license from such third party of the pending claims or those claims for which the Patent Office may grant a patent. The third party already has told the Company that it would like to enter into a license agreement with the Company covering its pending claims. This third party also has an issued Canadian patent which appears to have priority over the Company's Canadian patent for ADENOSCAN. Although the royalty revenues from the product's sales in Canada are not material to the Company, the Company may seek to obtain a Canadian patent license. However, there can be no assurance either that any license can be negotiated with this third party on mutually acceptable, or commercially reasonable, terms or that the owner of this patent application will not seek to enforce against the Company's products, or against its development activities, any patent that may issue.

It is the Company's policy to require its employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or the exchange of information prior to a collaboration with the Company. These agreements provide that all confidential information developed or made known during the course of relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment, shall be the exclusive property of the Company to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. To the extent that key employees, consultants or third parties apply technological information independently developed by them or by others to any of the proposed projects of the Company, disputes may arise as to the proprietary rights to such information, and such disputes may not be resolved in favor of the Company.

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

                                    16 of 48

                              Medco Research, Inc.


PRODUCT AND CLINICAL STUDIES LIABILITY

Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against the Company for liability with respect to injuries that may arise from the administration or use of its products during clinical trials or following marketing. However, no claim involving a material liability has ever been brought against the Company. The Company presently carries, and contractually requires its marketing partners to carry, what it believes to be adequate product and clinical studies liability insurance coverage.

RESEARCH AND DEVELOPMENT

The Company  expended for research and  development  $5,839,278,  $8,535,187 and
$5,844,014   during  the  years  ended   December  31,  1996,   1995  and  1994,
respectively.

EMPLOYEES

As of March 7, 1997 the Company employed twenty-six persons on a full-time basis. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company will need to hire additional scientific and support personnel as it expands its operations.

ITEM 2.  PROPERTIES

The Company leases approximately 11,900 square feet of office space, in Research Triangle Park, North Carolina, for its corporate offices under a lease that expires in July 1998. The Company believes that this facility is adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company except as discussed below:

Class Action Litigation

In September and October 1993, the Company, and certain of its past and then directors and officers along with Kemper Securities Group, Inc. and Vector Securities International, Inc., were named in two class action lawsuits filed in the United States District Court, Northern District of Illinois. These actions, which were consolidated in February 1994, allege that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder and made negligent misrepresentations in connection with the Company's January 1992 secondary stock offering and otherwise during the period November 19, 1990 through April 28, 1993. They seek unspecified compensatory, punitive and exemplary damages. In September 1994, the District Court granted the Company's motion to dismiss on the ground that the action was time barred. Plaintiffs appealed, and in 1995 the United States Court of Appeals for the 7th Circuit held that the lower Court's dismissal was premature and reversed the granting of the motion to dismiss.

In November 1995, the Company answered the complaints and denied the material allegations thereof and asserted affirmative defenses, including among others that the Company did not commit securities fraud, that the Company did not make


                                    17 of 48

                              Medco Research, Inc.


any untrue representations, that the Company made adequate disclosure about the ADENOSCAN NDA and that the complaints were not filed timely by reason of the applicable statute of limitations.

On February 20, 1996, defendants moved for summary judgment on the basis that Plaintiffs' claims are barred by the statute of limitations and, in the alternative, assuming plaintiffs' allegations are true, any misrepresentations by defendants caused no losses to the plaintiffs. On May 9, 1996 the United States District Court, Northern District of Illinois, granted the summary judgment motion of the Company and the other defendants. The Court concluded that the plaintiffs' federal securities fraud claims were barred by the statute of limitations. Plaintiffs have appealed, and on February 20, 1997 the appeal was argued before the United States Court of Appeals for the 7th Circuit. The parties are awaiting the Court's decision.

Arbitration of ATP License Agreement

In November 1996, Dr. Eliezer Rapaport, the licensor of the Company's potential adenosine triphosphate ("ATP") drug, commenced an arbitration before the American Arbitration Association of his claim that the Company had breached its May 20, 1991 license agreement by failing to devote reasonable efforts in preparing and filing within three years of FDA approval of its Investigational New Drug application, that is, by May 8, 1995, a New Drug Application ("NDA") for the use of ATP in the treatment of at least one type of human cancer. (Arbitration is the binding dispute resolution method provided for in the agreement.) The licensor is seeking the return of all licensed ATP patent rights for the Company's alleged breach of contract and failure to return such rights. He also is seeking an unspecified amount of punitive damages and $44 million in compensatory damages. He has computed such compensatory damages on the basis of "total worldwide billings of an approved ATP medication for treatment of cancer...".

In discussions with Dr. Rapaport held as early as May 1995, the Company continuously maintained, and it currently believes, that it has not breached the agreement. Data from the Company's Phase II clinical trials indicate ATP demonstrated no tumor response, as defined in the protocol, in patients with non-small cell lung cancer, and the Company so advised its licensor. (The Company believes that such responses are the benchmark accepted in the pharmaceutical industry for filing an NDA for a cancer treatment drug.) Therefore, the Company believes such damage claim, which is based on ATP as a cancer treatment, is not only extremely speculative but also is unfounded. The Company believes Dr. Rapaport has incurred no damages from the Company's drug development activities. The Company is vigorously defending itself against the allegations of Dr. Rapaport, which the Company believes are without any merit. The parties are engaged in document discovery, and the abitration is scheduled to commence in May 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol MRE. The following table sets forth the high and low sales prices of the Company's Common Stock on the American Stock Exchange during the applicable periods.




                                    18 of 48

                              Medco Research, Inc.


                      Quarter Ended                  High            Low
                      -------------                  ----            ---

Calendar 1996:

                    March 31, 1996                  $12 1/8         $ 9
                    June 30,1996                     11 1/2           8 7/8
                    September 30, 1996               10 1/4           8
                    December 31, 1996                11 5/8           8 3/4


Calendar 1995:

                    March 31, 1995                  $14 5/8        $11 1/8
                    June 30, 1995                    15 5/8         11 7/8
                    September 30, 1995               15 1/8         11 3/4
                    December 31, 1995                12 3/4          9 1/2

The Company had 299 owners of record and in excess of 4,878 beneficial owners of its Common Stock as of March 7, 1997, based upon information provided by the Company's transfer agent.


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



ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years has been derived from the audited financial statements of the Company. The selected consolidated financial data for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information included elsewhere in this report.



Summary Consolidated Statement of Operations Data:

                                                                                                    Year Ended
OPERATIONS                                         Years Ended December 31,                         August 31,
                               ------------------------------------------------------------------ ---------------
                                    1996             1995             1994            1993             1992
Revenue                            $15,824,073     $ 13,007,734     $10,688,619       $9,345,256       $6,078,711
Costs and Expenses                  11,502,428       16,540,176      15,103,087       12,903,575        5,683,208
Net Income (Loss)                    4,321,645       (3,532,442)     (4,414,468)      (3,558,319)         395,503
Net Income (Loss) per
  Common Share                             .40             (.32)           (.40)            (.32)             .04
Weighted Average Number
  of Shares Outstanding             10,917,920       11,023,921      11,144,938       11,182,376       10,655,039
Cash Dividends Declared
  per Common Share                           -                -               -                -                -





                                    19 of 48

                              Medco Research, Inc.


Summary Consolidated Balance Sheet Data:

                                                         December 31,                                August 31,
                               ------------------------------------------------------------------ -----------------
                                    1996             1995             1994            1993             1992
Working Capital                    $18,372,970      $27,734,612     $24,883,199      $13,089,253      $21,791,436
Total Assets                        42,628,404       43,121,656      44,680,299       49,298,432       49,663,388
Stockholders' Equity                36,499,005       35,099,683      38,901,572       45,577,377       48,643,948
Accumulated (Deficit)              (11,393,947)     (15,715,592)    (12,183,150)      (7,768,682)      (4,231,126)
Net Tangible Book Value
  Per Share                               3.40             3.19            3.53             4.07             4.37

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

For calendar 1996, adenosine royalties (ADENOCARD and ADENOSCAN) increased 38% and operating expenses decreased 29% which resulted in a net income of $4,321,645 for 1996, or $0.40 per share, compared to a net loss of $3,532,442, or $0.32 per share, for 1995.

In January 1996, the Company acquired Tc99m-GLUCARATE, a nuclear "hot spot" imaging agent for the early and rapid diagnosis of acute myocardial infarction. In April 1996, the Company filed a New Drug Application for its novel imaging agent VIASCINT (I123-iodophenylpentadecanoic acid) with the U.S. Food and Drug Administration. In May 1996, the Company signed a Joint Development Agreement with Fujisawa to continue the development of adenosine as a cardioprotectant in the settings of coronary artery bypass graft surgery and acute myocardial infarction. In July 1996, the Company filed a New Drug Application for BIDIL, an oral combination formulation of hydralazine hydrochloride and isosorbide dinitrate, with the U.S. Food and Drug Administration. The Company announced the hiring of two senior executives, Glenn C. Andrews, as Vice President, Finance and Administration, and Chief Financial Officer, and Don Kirksey, Ph.D., Vice President of Licensing and Business Development, who combined have over 25 years of experience in the pharmaceutical industry. On February 27, 1997 the Cardio-Renal Advisory Committee ("Committee") of the FDA voted 9 to 3 not to recommend approval of BIDIL for treatment of congestive heart failure. The Company currently has not received a written response from the Committee and the FDA regarding their specific concerns for BIDIL. The Company's plans for BIDIL will depend upon the response from the Committee and the FDA and whether it's surmountable at a reasonable investment by the Company.

RESULTS OF OPERATIONS

The accompanying consolidated financial statements and certain selected financial data have been presented for the calendar years ended December 31, 1996, 1995 and 1994. The Company changed its presentation of the Consolidated Statements of Operations to reflect gross margin related to royalty revenues followed by operating expenses and other income (expense).

Calendar Year 1996 Compared to Calendar Year 1995

Net Revenues. The Company's 1996 royalty revenue increased from $9,770,124 to $13,453,958, an increase of 38%, due to quarter-to-quarter increases since its


                                    20 of 48

                              Medco Research, Inc.


July 31, 1995 launch in unit sales of ADENOSCAN by Fujisawa, the Company's North American licensee. Fujisawa is responsible for substantially all of the royalty revenue to the Company.

Gross Margin. The Company's 1996 gross margin from adenosine revenues increased from $5,814,573 to $10,880,081, an increase of 87% due to the continued shift in the product sales mix to ADENOSCAN, a drug for which the Company owns the underlying patent and therefore pays no third party royalty. Royalty expense, which is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to ADENOCARD, and represents one-half of royalty revenue earned by the Company from ADENOCARD sales, decreased from $3,955,551 to $2,573,877, a decrease of 35%.

Operating Expenses. Total operating expenses decreased from $12,484,625 to $8,841,551, a decrease of 29% due to a substantial decrease in research and development expenditures for VIASCINT and BIDIL and a significant decrease in general and administrative expenditures for legal services.

Research and development costs decreased from $8,535,187 to $5,839,278, a decrease of 32%, and returned to historical levels. Research and development expenditures were higher during 1995 principally due to the Company's pivotal trial work associated with VIASCINT and BIDIL, for which NDAs were filed in 1996. 1996 expenditures reflect activities associated with a product portfolio in earlier stages of development, including joint development with Fujisawa of adenosine for cardioprotection.

General and administrative expenses decreased from $3,949,438 to $3,002,273, a decrease of 24%. This improvement in general and administrative expenses is mainly attributed to lower legal expenses during 1996 related to the pending class action litigation.

Other Income (Expense). Interest income decreased from $2,237,610 to $2,020,115, a decrease of 10%. Investment income was lower in 1996 mainly due to slightly higher yields and higher investment balances in 1995. Other income decreased from $1,000,000 to $350,000, a decrease of 65%. This decrease is related to non-royalty receipts under licensing agreements, such as license fees or milestone payments, and the timing in which these receipts can be recognized as revenues. Such receipts are not recognized as revenues prior to the completion of the related milestones and must be refunded in part or completely if the related milestones are not met.

Net Income (Loss) Per Share. Income/loss per share improved from a loss of $0.32 per share in 1995 to income of $0.40 per share in 1996 on weighted average common shares and common share equivalents outstanding of 11,023,921 and 10,917,920, respectively. The income/loss per share reflects a net operating loss of $3,532,442 and income of $4,321,645 in 1995 and 1996, respectively.

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




                                    21 of 48

                              Medco Research, Inc.


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

Research and development costs increased from $5,844,014 to $8,535,187, an increase of 46%. This increase largely reflected the completion of a pivotal bioequivalence study and manufacturing scale-up for BIDIL, the completion of two pivotal Phase III clinical trials and data analysis for VIASCINT, and the entry into three multicenter Phase II clinical trials for MEDR-640.

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

Net Loss Per Share. Loss per share decreased from $0.40 per share in 1994 to $0.32 per share in 1995 on weighted average common shares and common share equivalents outstanding of 11,144,938 and 11,023,921, respectively. The loss per share reflects a net operating loss of $4,414,468 and $3,532,442 in 1994 and 1995, respectively.

FINANCIAL CONDITION

As of December 31, 1996, the Company had total cash and investments of $35,124,848 comprised of $9,106,695 of cash and cash equivalents and $26,018,153 of investments in U.S. Treasury Notes and debt securities of various federal governmental agencies. The Company's working capital as of December 31, 1996 was $18,372,970, compared to $27,734,612 as of December 31, 1995. The decrease in working capital was primarily due to a shift from current investments held to maturity to non-current investments held to maturity in 1996.

Included in liabilities at December 31, 1996 is an accrued liability (current and non-current portion) of $2.5 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to ADENOSCAN. See Note 6 to the Company's Financial Statements included in Item 8 below. Included in assets at December 31, 1996 is a deferred asset (current and non-current portion) of $1.7 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of ADENOSCAN net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the ADENOSCAN NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the


                                    22 of 48

                              Medco Research, Inc.


five year period. The Company will write-off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

ADENOSCAN is currently marketed in the United States, Canada and the United Kingdom. ADENOCARD is currently marketed in the United States and Canada, the United Kingdom plus Ireland, Switzerland, Quatar, Australia, Greece, Austria, Kuwait, Belgium, Saudi Arabia and Germany. The Company will not generate royalties from the sale of its products until its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the short term the Company expects to receive substantially all of its royalty revenues from sales of its products, in the U.S. by Fujisawa.

The FASB has issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which applies to all transactions in which an entity acquires goods and services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOPs). The Statement covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. A new method of accounting for stock-based compensation arrangements is established by the Statement. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB Opinion No. 25 (Opinion 25). However, the Statement does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements for stock-based compensation arrangements with employees. The Company has reviewed the provisions of SFAS 123 and will not adopt the new fair value based method; rather, it will continue to use the Opinion 25 method. However, the Company has provided disclosure of pro forma effects on net income regarding the new fair value based method. See Note 8 of the Financial Statements included in Item 8 below.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

CAUTIONARY STATEMENT

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

Statements  contained  in  Management's  Discussion  and  Analysis of  Financial
Conditions and Results of Operations which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the high cost and uncertainty of the research, clinical trials and other development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of New Drug Applications and/or the review of other regulatory agencies worldwide; the possible impairment of, or inability to obtain, intellectual property rights; intense competition; the


                                    23 of 48

                              Medco Research, Inc.


uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed in the Company's Securities and Exchange Commission filings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Medco Research, Inc. are included in this report:

Page 25           Independent Auditors' Report

Page 26           Consolidated Balance Sheets--December 31, 1996 and 1995

Page 27           Consolidated Statements of Operations--Years Ended December 31, 1996, 1995 and 1994

Page 28           Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996, 1995
                  and 1994

Page 29           Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994

Page 31           Notes to Consolidated Financial Statements



                                    24 of 48

                              Medco Research, Inc.



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medco Research, Inc.:

We have audited the accompanying consolidated balance sheets of Medco Research, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medco Research, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company is party to certain claims and litigation. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for liability, if any, that may result from the resolution of such matters have been recognized in the accompanying consolidated financial statements.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994.







                                          KPMG PEAT MARWICK LLP



Raleigh, North Carolina
January 28, 1997



                                    25 of 48

                              Medco Research, Inc.



                                               Consolidated Balance Sheets
                                                                                                     December 31,
                                                                               ---------------------------------------------
                                                                                             1996                  1995
                                                                               ---------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                               $9,106,695            $4,304,774
   Investments (Note 2)
     Securities available for sale                                                                  -             5,664,669
     Securities held to maturity                                                            6,439,219            17,571,488
   Accounts and notes receivable:
     Royalties                                                                              3,794,264             2,203,663
     Other                                                                                  2,227,361             1,531,227
   Accrued interest income                                                                    376,864               252,220
   Prepaid expenses                                                                           292,892               327,319
                                                                               ---------------------------------------------
Total current assets                                                                       22,237,295            31,855,360
Investments held to maturity (Note 2)                                                      19,578,934             9,004,270
Deferred asset (Note 6)                                                                       124,212             1,851,915
Property and equipment, at cost, net of accumulated
  depreciation (Note 3)                                                                       307,521               329,669
Patent,  trademark and distribution  rights, at cost,
  net of accumulated  amortization of $62,268 (1996)
  and $60,865 (1995) (Note 5)                                                                 380,442                80,442
                                                                               ---------------------------------------------
Total assets                                                                              $42,628,404           $43,121,656
                                                                               =============================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                    2,684,768            $2,811,427
   Accrued royalties (Note 5)                                                               1,179,557             1,309,321
                                                                               ---------------------------------------------
Total current liabilities                                                                   3,864,325             4,120,748
   Deferred revenue (Note 7)                                                                  548,202             1,300,000
   Deferred royalty payment (Note 6)                                                        1,716,872             2,601,225
Stockholders' equity (Note 8):
   Common stock, no par value,  authorized  40,000,000 shares;
    shares issued of 11,155,832 at December 31, 1996, and 1995;
    shares outstanding of 10,740,032 and 11,013,732 at
    December 31, 1996 and 1995, respectively                                               52,216,010            52,216,010
   Unrealized gain (loss) on investment securities available
    for sale (Note 2)                                                                               -               133,972
   Accumulated deficit                                                                    (11,393,947)          (15,715,592)
   Cost of stock held in  treasury,  415,800 and 142,100
    shares at December  31, 1996 and 1995, respectively                                    (4,323,058)           (1,534,707)
                                                                               ---------------------------------------------
Total stockholders' equity                                                                 36,499,005            35,099,683
                                                                               ---------------------------------------------
Commitments and contingencies (Notes 5, 6  and 11)
                                                                               ---------------------------------------------
Total liabilities and stockholders' equity                                                $42,628,404           $43,121,656
                                                                               =============================================
         See accompanying notes to consolidated financial statements.





                                    26 of 48

                              Medco Research, Inc.



                                          Consolidated Statements of Operations
                                                                                  Years Ended December 31,
                                                                   ------------------------------------------------------
                                                                         1996               1995              1994
                                                                   ------------------------------------------------------

         Net Revenues:
            Royalty revenue (Note 5)                                     $13,453,958        $9,770,124       $8,460,180
            Royalty expense (Note 5)                                       2,573,877         3,955,551        4,230,088
                                                                   ------------------------------------------------------
            Gross Margin                                                  10,880,081         5,814,573        4,230,092
                                                                   ------------------------------------------------------

         Operating Expenses:
            Research and development costs                                 5,839,278         8,535,187        5,844,014
            General and administrative expenses                            3,002,273         3,949,438        4,064,707
            Write down of investment security (Note 2)                             -                 -          964,278
                                                                   ------------------------------------------------------
                                                                           8,841,551        12,484,625       10,872,999
                                                                   ------------------------------------------------------

         Other Income (Expense)
            Interest income                                                2,020,115         2,237,610        2,235,127
            Other income (expense) (Note 7)                                  350,000         1,000,000           (6,688)
                                                                   ------------------------------------------------------
                                                                           2,370,115         3,237,610        2,228,439
                                                                   ------------------------------------------------------

         Income (loss) before income taxes                                 4,408,645        (3,432,442)      (4,414,468)

         Provision for income taxes (Note 9)                                  87,000           100,000                -
                                                                   ------------------------------------------------------

         Net income (loss)                                                 4,321,645        (3,532,442)      (4,414,468)
                                                                   ======================================================

         Net income (loss) per share                                           $0.40            $(0.32)          $(0.40)
                                                                   ======================================================

         Weighted  average  number of  common  shares  and  common
            share equivalents outstanding                                  10,917,920       11,023,921       11,144,938
                                                                   ======================================================

                  See accompanying notes to consolidated financial statements.





                                    27 of 48

                              Medco Research, Inc.



                                  Consolidated Statements of Stockholders' Equity

                              Common stock
                        ---------------------------
                                                     Unrealized
                                                   gain (loss) on
                                                     investment
                                                     securities
                         Number of                  available for     Accumulated     Cost of stock held
                           shares      Amount           sale            deficit          in treasury            Total
                        ----------------------------------------------------------------------------------------------------

   Balance at             11,184,672    $53,346,059   $          -      $(7,768,682)    $              -        $45,577,377
     December 31,
     1993
   Stock options
     exercised                85,000        486,563              -                -                    -            486,563
   Stock
     repurchased
     and retired in
     connection
     with exercise
     of stock
     options                 (29,931)     (356,563)               -                -                   -          (356,563)
   Compensation
     expense
     related to
     stock options                 -       390,512               -                -                   -            390,512
   Stock
     repurchased
     and retired            (218,794)   (2,490,537)              -                -                   -         (2,490,537)
   Unrealized
     (loss) on
     investment
     securities
     available for
     sale                          -              -      (291,312)               -                    -            (291,312)
   Net loss                        -              -                     (4,414,468)                   -          (4,414,468)
                        ----------------------------------------------------------------------------------------------------
Balance at December
   31, 1994               11,020,947    $51,376,034     $(291,312)     $(12,183,150)                   -        $38,901,572
   Stock options
     exercised               148,585        953,757             -                 -                    -            953,757
   Stock held in
     treasury               (142,100)            -              -                 -           (1,534,707)        (1,534,707)
   Compensation
     expense
     related to
     stock options                 -        44,568              -                 -                   -             44,568
   Stock
     repurchased
     and retired             (13,700)     (158,349)             -                 -                   -           (158,349)
   Change in the
     value of
     available for
     sale
     investment
     securities                    -             -        425,284                 -                   -            425,284
   Net loss                        -              -             -        (3,532,442)                  -         (3,532,442)
                       -----------------------------------------------------------------------------------------------------
Balance at
   December 31,
   1995                   11,013,732    $52,216,010      $133,972      $(15,715,592)         $(1,534,707)       $35,099,683
   Stock held in
     treasury               (273,700)             -             -                 -           (2,788,351)        (2,788,351)
   Change in the
     value of
     available for
     sale
     investment
     securities                    -              -      (133,972)                 -                   -           (133,972)
Net income                         -              -             -          4,321,645                   -          4,321,645
                       =====================================================================================================
Balance at
   December 31,
   1996                   10,740,032    $52,216,010 $           -       $(11,393,947)        $(4,323,058)       $36,499,005
                       =====================================================================================================


See accompanying notes to consolidated financial statements.

                                    28 of 48

                              Medco Research, Inc.




                                          Consolidated Statements of Cash Flows


                                                                                 Years Ended December 31,
                                                                -----------------------------------------------------------
                                                                          1996                1995                1994
                                                                -----------------------------------------------------------

Operating activities
Net income (loss)                                                        $4,321,645         $(3,532,442)       $(4,414,468)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                                 143,934             127,213             94,935
     Amortization of patent, trademark and distribution
       rights                                                                51,403               9,085              9,636
     Loss (gain) on investments held to maturity                                  -                 (45)            60,095
     Gain on investments available for sale                                 (49,258)             (7,302)                 -
     Write down of investment security                                            -                   -            964,278
     Net amortization of investment discount                               (260,912)           (686,023)          (182,603)
     Loss on property and equipment                                               -                   -             19,672
     Settlement payment from Fujisawa                                             -           2,000,000                  -
     Settlement payment to Abbott                                                 -          (2,000,000)                 -
     Compensation expense related to stock options                                -              44,568            390,512
     Changes in operating assets and liabilities:
         Accounts receivable                                             (2,286,735)            241,480           (290,587)
         Accrued interest income                                           (124,644)            152,893             36,270
         Prepaid expenses                                                    34,427              12,558           (112,728)
         Deferred asset                                                   1,727,703             298,085                  -
         Accounts payable and accrued expenses                             (126,659)            626,806            777,528
         Accrued royalty expense                                           (129,764)           (934,784)           330,144
         Deferred  revenue                                                 (751,798)           (650,000)           950,000
         Deferred royalty payment                                          (884,353)           (148,775)                 -
                                                                -----------------------------------------------------------
Net cash provided by (used in) operating activities                       1,664,989          (4,446,683)        (1,367,316)
                                                                -----------------------------------------------------------




                                    29 of 48

                              Medco Research, Inc.



                                    Consolidated Statements of Cash Flows (continued)
                                                                                    Years Ended December 31,
                                                                 ---------------------------------------------------------------
                                                                        1996                  1995                  1994
                                                                 ---------------------------------------------------------------

Investing activities
Purchase of securities held to maturity                                 $(45,631,850)         $(99,932,331)       $(39,738,961)
Purchase of securities available for sale                                    (76,012)             (366,275)         (5,306,031)
Maturity of securities held to maturity                                   46,450,367           104,140,647          36,000,000
Principal repayments on securities held to maturity                                -             1,424,924           1,292,547
Proceeds from sale of securities available for sale                        5,655,967             3,312,378                   -
Purchases of property and equipment                                         (121,786)             (141,423)           (123,619)
Proceeds from sale of property and equipment                                       -                     -                 760
Purchases of patent, trademark and distribution rights                      (351,403)                    -                   -
                                                                 ---------------------------------------------------------------
Net cash provided by (used in) investing activities                        5,925,283             8,437,920          (7,875,304)
                                                                 ---------------------------------------------------------------

Financing activities
Purchase of stock for retirement                                       $           -          $   (158,349)        $(2,490,537)
Net proceeds from exercise of stock options                                        -               953,757             130,000
Purchase of stock held in treasury                                        (2,788,351)           (1,534,707)                  -
                                                                 ---------------------------------------------------------------
Net cash used in financing activities                                     (2,788,351)             (739,299)         (2,360,537)
                                                                 ---------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           4,801,921             3,251,938         (11,603,157)
Cash and cash equivalents at beginning of year                             4,304,774             1,052,836          12,655,993
                                                                 --------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 9,106,695           $ 4,304,774         $ 1,052,836
                                                                 ===============================================================


             Supplemental schedule of Non-cash Financing Activities
See Note 8 for a discussion of stock option exercises involving non-cash transactions.

See accompanying notes to consolidated financial statements.





                                    30 of 48

                              Medco Research, Inc.



                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

1.       Summary of Significant Accounting Policies

Company Operations

Medco Research, Inc. is an emerging pharmaceutical company engaged in the global commercialization of cardiovascular medicines and adenosine-based products.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about the Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amount of cash and equivalents, accounts receivable and payable, and accrued royalties approximates fair value because of the short maturity of those instruments. The net aggregate fair value based on a net present value calculation of the deferred asset and deferred royalty payment is approximately $100,000 which the Company considers to be immaterial. The fair value of investments was based primarily on quoted market prices. If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.





                                    31 of 48

                              Medco Research, Inc.

1.       Summary of Significant Accounting Policies (continued)

Investments

The Company's investments include primarily investments in marketable debt securities which are recorded at cost, net of amortization of premiums and discounts. All premiums and/or discounts are amortized over the remaining term of the related security using the straight-line method which does not differ significantly from the level-yield method. The Company adopted SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" at January 1, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and are accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company has no securities classified as trading securities. Unrealized gains or losses on investments available-for-sale are reported as a separate component of stockholders' equity. The classification of investments is determined on the date of acquisition. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual investments for other-than-temporary impairments.

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

Patent Costs

The Company capitalizes certain costs, principally acquisition costs, incurred in connection with the application for and procurement of patents. Costs are capitalized on a case by case basis relating to those territories where the Company anticipates receiving significant future benefits from the patent, and are amortized over the life of the patent beginning at the date of grant. Periodically, these costs are reviewed and the amortization adjusted based on the estimated future benefits remaining.

Concentration of Credit Risk

Statement of Financial Accounting Standard No. 105 requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and investments.

                                    32 of 48

                              Medco Research, Inc.


The Company invests its excess cash primarily in U.S. Government and high quality corporate debt securities (included in investments) and commercial paper (cash equivalents). The commercial paper securities are highly liquid and the governmental securities typically mature within one to three years (although there is an established secondary market for sales at any given time). The majority of the accounts receivable balance relates to one customer (See Note
5). Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during the period.

                                    33 of 48

                              Medco Research, Inc.


2.       Investments

The aggregate values of investment securities at December 31, 1996 and 1995 along with unrealized gains and losses determined on an individual security basis are as follows:


                                                                     GROSS                  GROSS
                                                                  UNREALIZED             UNREALIZED              MARKET
                                                 COST                GAINS                 LOSSES                VALUE
                                           ----------------- ---------------------- ---------------------- -------------------
1996 Held to maturity
U.S. Government                                 $18,505,359                      -              $(58,309)         $18,447,050
Corporate Obligations                             7,512,794                      -               (24,900)           7,487,894
                                           ================= ====================== ====================== ===================
Total securities held to maturity               $26,018,153                      -              $(83,209)         $25,934,944
                                           ================= ====================== ====================== ===================

1995 Held to maturity
U.S. Government                                 $26,575,758                $31,977                     -          $26,607,735
                                           ================= ====================== ====================== ===================

1995 Available for sale
PIMCO                                             5,530,697                133,972                     -            5,664,669
                                           ================= ====================== ====================== ===================

Net realized gains in 1996 were $49,258 as a result of the sale of the Pimco Fund. Net realized gains in 1995 were $7,302 as a result of the sale of the Preferred Dividend Fund. Realized losses in 1994 were $60,095 due to the early call of a held-to-maturity investment by the issuer and $964,278 due to an other-than-temporary impairment on a non-derivative investment.

The following represents the contractual maturities of investments held as of December 31, 1996.



                     Less than 1 year                      $  6,439,219
                     1 to 5 years                          $ 19,578,934
                                                           ============
                     Total                                 $ 26,018,153
                                                           ============



3.       Property and Equipment

                                              1996             1995
                                      -----------------------------------
Property and equipment                       $785,269          $663,482
Accumulated depreciation                     (477,748)         (333,813)
                                      -----------------------------------
                                             $307,521          $329,669
                                      ===================================





                                    34 of 48

                              Medco Research, Inc.



4.       Leases

The Company leases office space under an operating lease which expires in July 1998. Lease expense approximated $206,100, $203,700 and $203,700, in 1996, 1995 and 1994.

Future minimum lease payments under this lease agreement are:

                  Year ending December 31,


                          1997                        $210,817
                          1998                         122,976
                                                       -------
                                                      $333,793
                                                      ========

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

Under present agreements with third parties, the Company has obligations to pay a maximum of $375,000 in nonrefundable advances and $1,550,000 in nonrefundable payments generally upon the completion of development milestones and the FDA's approvals of the applicable NDAs.

In October 1989, the Company received FDA approval to market ADENOCARD in the United States. The Company entered into agreements with Fujisawa USA, Inc. (Fujisawa) for the manufacture and marketing of ADENOCARD in the United States and Canada and is receiving and will receive royalties from Fujisawa based on a percentage of ADENOCARD net sales. The Company has also entered into an agreement with Sanofi Pharma (France) (Sanofi) for the manufacture and marketing of ADENOCARD in all countries other than the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. The Company is receiving and will receive royalties from Sanofi based on a percentage of ADENOCOR and KRENOSIN sales. One half of all royalties received from ADENOCARD, ADENOCOR and KRENOSIN sales are payable by the Company to the University of Virginia Alumni Patents Foundation from whom the Company acquired rights to ADENOCARD. Substantially all royalty income and expenses in the two-year period ended December 31, 1995 resulted from Fujisawa sales of ADENOCARD in the United States.

                                    35 of 48

                              Medco Research, Inc.


In 1988, the Company entered into a Development and License Agreement (the "Agreement") with Fujisawa that provides for Fujisawa to fund one-half of the development costs (as incurred) of ADENOSCAN, and other products. Under the agreement, Fujisawa will have manufacturing and marketing rights to these drugs in the United States and Canada upon the Company's receipt of the required regulatory approvals, and will pay the Company royalties based on sales of these drugs. Royalties received by the Company from sales of these drugs outside of the United States and Canada will be shared equally with Fujisawa. In May 1995, the FDA granted marketing clearance for ADENOSCAN in the United States. Pursuant to the May 1995 agreement with Fujisawa settling the litigation over the manufacturing and marketing of ADENOSCAN, all references to MEDR-640 in such license agreement were eliminated, and in May 1996 the parties entered into an agreement to jointly develop adenosine-based products having indications as cardioprotective agents, such as MEDR-640. Under that agreement Fujisawa granted to the Company an exclusive sublicense under a U.S. patent under which Fujisawa is the exclusive licensee. Fujisawa has exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories, and it agreed to pay the Company 25% of net sales within the territories. The companies share equally all costs of development and any royalties due to third parties. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product will be sought from the health authorities in each of the member countries.

6.       Deferred Asset and Royalty Payment

In May 1995, the litigation pending between Fujisawa USA, Inc. (Fujisawa) and the Company, regarding the rights to manufacture and market ADENOSCAN in the United States and Canada, was settled and the Company and Abbott Laboratories, Inc. (Abbott) terminated their manufacturing and marketing agreements regarding the ADENOSCAN drug and settled Medco's outstanding obligations thereunder. Pursuant to the settlement agreement with Fujisawa, the December 21, 1988 Joint Development and License Agreement between the parties remains in full force and effect except as expressly amended and Fujisawa remains the Company's exclusive licensee to manufacture and market ADENOSCAN in the United States and Canada. Fujisawa agreed to pay the Company within fifteen days after FDA marketing clearance of ADENOSCAN the sum of $2 million, representing certain research and development expenses incurred by the Company, and to pay the Company royalties of 29 percent of ADENOSCAN net sales in the United States and Canada for the first five years after the commencement of commercial sales in each territory. Thereafter Fujisawa would pay the Company royalties of 25% of sales until June 10, 2007 at which time Fujisawa would have a paid-up license within such territories.

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill ADENOSCAN orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of ADENOSCAN during the preceding twelve months. Fujisawa also agreed generally to maintain an inventory of at least six months of ADENOSCAN finished product and work-in-process, to be stored at multiple locations, to provide the Company within one year with data necessary to qualify Fujisawa's Melrose Park, Illinois plant as an alternate ADENOSCAN manufacturing facility and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of ADENOSCAN. The parties also agreed as soon as practicable to enter into an agreement to jointly develop adenosine-based products having indications as cardioprotective agents, such as MEDR-640, and for that purpose Fujisawa would grant to the Company an exclusive sublicense under U.S. patent 4,880,783 under which Fujisawa is the exclusive licensee. Fujisawa would have exclusive


                                    36 of 48

                              Medco Research, Inc.


manufacturing and marketing rights in the U.S., Canada, Mexico and other territories to be agreed upon and it would pay the Company 25% of net sales within the territories. The companies would share equally all costs of development and any royalties due to third parties.

The Company agreed to pay Abbott a royalty of two percent of net sales of ADENOSCAN for the first five years of commercial sales, up to a maximum of $5.35 million, of which $2 million was payable within fifteen days after FDA marketing clearance of ADENOSCAN as an advance royalty payment and the remainder payable based upon actual sales of ADENOSCAN. The Company also agreed that if at the conclusion of the five-year period Abbott had not received an aggregate of $5.35 million, including the $2 million advance, Medco would pay Abbott any deficiency. Abbott relinquished all claims to royalty payments in excess of that amount. Finally, the Company agreed to pay Abbott $330,560 for the reimbursement of research and development and other expenses incurred in connection with ADENOSCAN. The Company expensed $330,560 in the first quarter of 1995.

Included in liabilities at December 31, 1996 is an accrued liability (current and non-current portion) of $2.5 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in assets at December 31, 1996 is a deferred asset (current and non-current portion) of $1.7 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. The Company receives a 29% royalty from ADENOSCAN net sales of which 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five-year period. The Company will write off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

7.       Deferred Revenue

Receipts related to various licensing agreements are not recognized as revenues prior to the completion of the related milestones and must be refunded in part or completely if the related milestones are not met. In 1994, the Company entered into a Development and License Agreement related to one of the drugs in development which provided a gross licensing fee of $1,000,000 ($900,000 net of foreign taxes paid) based upon the satisfactory preclinical and toxicology accomplishments. During 1995, the Company substantially satisfied preclinical and toxicology accomplishments related to adenosine and accordingly recognized $1,000,000 in revenue from the licensee and received from the licensee an additional $300,000 licensing fee upon the NDA approval of ADENOSCAN.

During 1993, the Company received $1,000,000 from Boehringer Mannheim Pharmaceutical Company ("BMPC") upon the execution of a marketing and back-up manufacturing licensing agreement related to BIDIL. The Company and BMPC mutually agreed effective April 1, 1996 to terminate the November 1993 license in which the Company granted to BMPC marketing and back-up manufacturing rights to BIDIL. The Company retained $350,000 of BMPC's $1 million license fee, which the Company accounted for as income in the second quarter of 1996.

8.       Employee Benefits Plans


The Company sponsors an IRS-approved 401(K) retirement plan. Employees become eligible to participate in the plan beginning on the enrollment date coinciding with or following 90 days of employment. Enrollment periods are limited to


                                    37 of 48

                              Medco Research, Inc.


January 1, April 1, July 1 and October 1 of each year. The 401(K) plan allows employees to contribute a portion of their pre-tax earnings into their own retirement account. Eligible employees may contribute between 2% and 15% of their annual income up to the annual limits established by the IRS yearly. The Board of Directors authorized the Company, for those years in which it achieves the performance goals established in advance by the Compensation Committee, to match 50% of each employee's annual plan contribution up to a maximum of 2% of the salary of such employee, such Company contributions to vest over four years at the end of each year. In 1996 the Company approximately accrued $22,000 for the match of 50% of each employee's 1996 annual plan contribution up to a maximum of 2% of the salary of such employee based on achievement of Company performance goals to be paid in 1997 and vest over four years, at the end of each year.

The Company currently has two stock option plans in operation, the 1983 Stock Option plan and the 1989 Stock Option and Stock Appreciation Rights Plan.
Options to purchase up to 1,200,000 shares and up to 1,500,000 shares, respectively, of the Company's common stock may be granted to officers, directors, employees of the Company and to other persons who provide important services to the Company. Under the Plans, both incentive and non-qualified stock options, as well as stock appreciation rights under the 1989 Plan, can be granted. No incentive stock options are currently outstanding and no stock appreciation rights have been granted. Non-qualified stock options generally can be exercised one year after the date of grant. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are 10% or more stockholders of the Company). Option holders may, with the consent of the Compensation Committee of the Board of Directors, pay for the exercise of the options in whole or in part by tendering shares of common stock of the Company, in lieu of cash.

During the years ended December 31, 1995 and 1994, options covering 25,000 and 75,000 shares with an aggregate market value of $259,375 and $893,750 were exercised by the tendering of 16,415 and 29,931 shares with a market value of $170,306 and $356,563, respectively, and minimal cash payments. During the year ended December 31, 1996, there were no options exercised.

Changes in the status of options are summarized as follows:

                                                          Weighted                        Weighted                       Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                       Exercise
                                             1996           Price           1995           Price            1994           Price
                                       ---------------------------------------------------------------------------------------------
Outstanding at beginning of year                610,732      $15              781,870        $15              975,200       $14
Granted                                         461,000       10              241,000         13              104,920        14
Exercised                                             -        -             (165,000)         7              (85,000)        5
Expired or canceled                            (289,750)      17             (247,138)        17             (213,250)       14
                                       =============================================================================================
Outstanding at end of year                      781,982       11              610,732         15              781,870        15
                                       =============================================================================================

Available for grant at end of year              285,531      N/A              456,781       N/A               434,228       N/A
Exercisable at end of year                      281,257      N/A              341,170       N/A               530,160       N/A
Weighted average fair value of
options granted                                3.92          N/A             5.32           N/A               5.71          N/A
Price range of options                     $8.63-$17.13      N/A         $10.63-$26.69      N/A            $6.81-$26.69     N/A
Price range of options exercised              N/A            N/A            $6.81           N/A            $5.69-$6.00      N/A


                                    38 of 48

                              Medco Research, Inc.


Options outstanding and exercisable as of December 31, 1996 are summarized as follows:

                                      Options Outstanding                                     Options Exercisable
                      -----------------------------------------------------          ------------------------------------

                                            Weighted                                                      Weighted
                                            Average           Weighted                                     Average
 Range of Exercise         Number          Remaining          Average                    Number          Exercisable
       Prices           Outstanding     Contractual Life   Exercise Price              Exercisable          Price
--------------------- ----------------- ----------------- -----------------          ---------------- -------------------

$8 to 14                       695,655        8.8 years          $11                          194,930         $13

$15 to 18                       86,327        4.8                 16                           86,327          16
                      -----------------                                              ----------------
$8 to 18                       781,982        8.4                 11                          281,257          14
                      =================                                              ================

The Company reviewed the provisions of SFAS No.123 and did not adopt the new fair value based method for the options granted to employees; rather, it continued to use the Opinion 25 method. However the Company is required to disclose the pro forma effects on net income regarding the new fair value based method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: dividend yield zero; expected volatility of 35%; risk-free interest rate of 5%; and expected life of 5 years. Had compensation cost for the Company's stock-based compensation plans, as described above, been determined consistent with SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The compensation costs disclosed here may not be representative of the effects of pro forma net income in future years.

                                                                 1996                   1995
                                                         ---------------------- ---------------------
Net income (loss)                 As reported                       $4,321,645          $(3,532,442)
                                  Pro forma                          2,806,507           (4,472,574)

Primary earnings                  As reported                            $0.40               $(0.32)
per share                         Pro forma                              $0.26               $(0.40)

Fully diluted earnings            As reported                            $0.40               $(0.32)
per share                         Pro forma                              $0.26               $(0.40)

9.       Income Taxes

The components of income tax expense consisted of the following:

                                                                  Years Ended December 31,
                                                  ---------------------------------------------------------
                                                        1996                1995               1994
                                                  ------------------ ------------------- ------------------
        Current expense:
          Federal                                          $ 87,000       $           -       $          -
          State                                                   -                   -                  -
          Foreign taxes                                           -             100,000
                                                  ------------------ ------------------- ------------------
                                                           $ 87,000            $100,000        $         -
                                                  ------------------ ------------------- ------------------
        Deferred expense (benefit):
          Federal                                                 -                   -                  -
          State                                                   -                   -                  -
                                                  ------------------ ------------------- ------------------
                                                                  -                   -                  -
                                                  ------------------ ------------------- ------------------

          Total                                            $ 87,000            $100,000         $        -
                                                  ================== =================== ==================

                                    39 of 48

                              Medco Research, Inc.


The components of net deferred tax assets and the net deferred tax liabilities as of December 31, 1996 and December 31, 1995 are as follows:

                                                                          Years Ended December 31,
                                                                   ------------------- ------------------
                                                                          1996               1995
                                                                   ------------------- ------------------
      Deferred tax assets:
        Tax loss carryforwards                                           $  6,813,000       $  8,484,000
        Capital losses                                                        456,000            456,000
        Tax credit carryforwards                                            1,305,000          1,297,000
        Compensation accruals                                                  49,000             96,000
        Reserves and accruals                                                       -              1,000
        Deferred revenue                                                      524,000            567,000
                                                                   ------------------- ------------------
          Total gross deferred tax assets                                   9,147,000         10,901,000
        Valuation allowance                                                (9,131,000)       (10,856,000)
                                                                   ------------------- ------------------
          Net deferred tax assets                                       $      16,000     $       45,000
                                                                   ------------------- ------------------
        Deferred tax liabilities:
          Depreciation and amortization                                         4,000             14,000
          Prepaid expenses                                                     12,000             31,000
                                                                   ------------------- ------------------
          Total gross deferred tax liabilities                                 16,000             45,000
        Net deferred tax asset                                      $               -                  $
                                                                                                       -
                                                                   =================== ==================

The actual income tax expense for 1996, 1995 and 1994 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes and cumulative effect of a change in accounting principle) as follows:

                                          December 31, 1996              December 31, 1995              December 31, 1994
                                   -------------------------------- ----------------------------- -------------------------------
                                        Amount             %             Amount           %            Amount            %
                                   ------------------ ------------- ----------------- ----------- ----------------- -------------
Computed "expected" tax expense
(benefit)                            $1,498,940          34.0%      $(1,167,030)      (34.0)%      $(1,501,000)        (34.0)%
Change in valuation allowance        (1,725,000)        (39.1)        2,706,000        78.8          2,823,000          63.9
Tax credits                               8,000           0.2          (488,664)      (14.2)          (280,000)         (6.4)
State tax (benefit)                     325,934           7.4          (430,245)      (12.5)          (122,000)         (2.8)
Write down of marketable
securities                              (29,469)         (0.7)         (315,111)       (9.2)          (965,000)        (21.9)
Stock options                                 -             -          (278,779)       (8.1)                 -             -
Foreign taxes                                 -             -            66,000         1.9                  -             -
Other                                     8,595           0.2             7,829         0.2             45,000           1.2
                                   ================== ============= ================= =========== ================= =============
 Current provision                  $    87,000           2.0%     $    100,000         2.9%   $             -             -%
                                   ================== ============= ================= =========== ================= =============

At December 31, 1996, the Company has net operating loss carryforwards of approximately $18,300,000. The net operating loss carryforwards expire in various amounts from 2004 through 2010. Additionally, the Company has net operating loss carryforwards of approximately $11,300,000 for state income tax purposes which expire between 1997 and 2000.

                                    40 of 48

                              Medco Research, Inc.


The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss, capital loss, and various tax credit carryforwards in the case of certain events including significant changes in ownership interests. If the Company's tax carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though these loss carryforwards would be available in future years.

At December 31, 1996, the Company had available approximately $1,218,200, $83,000 and $3,800 of research and development credit, alternative minimum tax credit and investment credit, respectively. Except for the alternative minimum tax credit, these credits expire in varying amounts from 1998 through 2010.

Capital loss carryforwards of $191,250 will expire during 1997, unless utilized. Of the total remaining capital loss carryforward, $47,000 and $926,800 will also expire during 1999 and 2000, respectively.

10.      Related Party Transactions

Fees of approximately $750, $10,000 and $18,000 in 1996, 1995 and 1994 as well as related travel expenses, were paid to an individual director for consulting on a number of projects related to Company operations, business development and strategic planning. Fees of $144,000, $144,000 and $56,000 in 1996, 1995 and
1994 as well as related travel expenses were paid to an individual director for consulting with the Company on matters such as acquisitions, financial public relations and pending litigation.

11.      Contingencies

Class Action Litigation

In September and October 1993, the Company, and certain of its past and then directors and officers along with Kemper Securities Group, Inc. and Vector Securities International, Inc., were named in two class action lawsuits filed in the United States District Court, Northern District of Illinois. These actions, which were consolidated in February 1994, allege that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder and made negligent misrepresentations in connection with the Company's January 1992 secondary stock offering and otherwise during the period November 19, 1990 through April 28, 1993. They seek unspecified compensatory, punitive and exemplary damages. In September 1994, the District Court granted the Company's motion to dismiss on the ground that the action was time barred. Plaintiffs appealed, and in 1995 the United States Court of Appeals for the 7th Circuit held that the lower Court's dismissal was premature and reversed the granting of the motion to dismiss.

In November 1995, the Company answered the complaints and denied the material allegations thereof and asserted affirmative defenses, including among others that the Company did not commit securities fraud, that the Company did not make any untrue representations, that the Company made adequate disclosure about the ADENOSCAN NDA and that the complaints were not filed timely by reason of the applicable statute of limitations.

On February 20, 1996, defendants moved for summary judgment on the basis that Plaintiffs' claims are barred by the statute of limitations and, in the alternative, assuming plaintiffs' allegations are true, any misrepresentations by defendants caused no losses to the plaintiffs. On May 9, 1996 the United


                                    41 of 48

                              Medco Research, Inc.


States District Court, Northern District of Illinois, granted the summary judgment motion of the Company and the other defendants. The Court concluded that the plaintiffs' federal securities fraud claims were barred by the statute of limitations. Plaintiffs have appealed, and on February 20, 1997 the appeal was argued before the United States Court of Appeals for the 7th Circuit. The parties are awaiting the Court's decision.

Arbitration of License Agreement

In November 1996, Dr. Eliezer Rapaport, the licensor of the Company's potential adenosine triphosphate ("ATP") drug, commenced an arbitration by the American Arbitration Association of his claim that the Company had breached its May 20, 1991 license agreement by failing to devote reasonable efforts in preparing and filing within three years of FDA approval of its Investigational New Drug application, that is, by May 8, 1995, a New Drug Application ("NDA") for the use of ATP in the treatment of at least one type of human cancer. (Arbitration is the binding dispute resolution method provided for in the agreement.) The licensor is seeking the return of all licensed ATP patent rights for the Company's alleged breach of contract and failure to return such rights. He also is seeking an unspecified amount of punitive damages and $44 million in compensatory damages. He has computed such compensatory damages on the basis of "total worldwide billings of an approved ATP medication for treatment of cancer...".

In discussions with Dr. Rapaport held as early as May 1995, the Company continuously maintained, and it currently believes, that it has not breached the agreement. Data from the Company's Phase II clinical trials indicate ATP demonstrated no tumor response, as defined in the protocol, in patients with non-small cell lung cancer, and the Company so advised its licensor. (The Company believes that such responses are the benchmark accepted in the pharmaceutical industry for filing an NDA for a cancer treatment drug.) Therefore, the Company believes such damage claim, which is based on ATP as a cancer treatment, is not only extremely speculative but also is unfounded. The Company believes Dr. Rapaport has incurred no damages from the Company's drug development activities. The Company intends to vigorously defend itself against the allegations of Dr. Rapaport, which the Company believes are without any merit. The parties are engaged in document discovery, and the arbitration is scheduled to commence May 1997.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Election of Directors," "Board of Directors" and "Executive Officers" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by this reference.

                                    42 of 48

                              Medco Research, Inc.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Certain Transactions" and is incorporated herein by this reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Medco Research, Inc. are included in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets--December 31, 1996 and 1995

         Consolidated Statements of Operations--Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996, 1995
         and 1994

         Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)   Exhibits

3.1     Articles of Incorporation of the Registrant for the State of California, as
        amended to date.(6)

3.2     Bylaws  of the  Registrant  for the  State of  California,  as  amended  to date.(5)

3.3     Articles of Incorporation of the Registrant for the State of Delaware.(8)

3.4     Bylaws of the Registrant for the State of Delaware.(8)

10.1    1983 Stock Option Plan, as amended to date.(1)



                                       43 of 48

                                 Medco Research, Inc.


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

10.4    Development  and License  Agreement  dated December 21, 1988 by and between
        Registrant and LyphoMed, Inc.(2)

10.5    Letter  Agreement  dated  March 3, 1989 by and between  Registrant  and the
        University of Virginia Alumni Patents Foundation.(3)

10.6    First Amendment  dated March 17, 1989 to Development and License  Agreement dated November 7, 1985 by and between Registrant and LyphoMed, Inc.(3)

10.7    1989  Stock  Option  and Stock  Appreciation  Rights  Plan,  as  amended to date.(4)

10.8    Employment  Agreement  dated January 8, 1992 by and between  Registrant and
        Archie W. Prestayko. (6)

10.9    Second  Amendment to Lease dated February 18, 1992 relative to Registrant's facilities at 8455 Beverly Boulevard, Los Angeles, California. (6)

10.10   License  Agreement  dated  April 21,  1992 by and  between  Registrant  and
        Nordion International Inc. (6)

10.11   Employment  Agreement  dated  June 9, 1992 by and  between  Registrant  and
        Donald B. Siegel. (6)

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

10.18   Consulting  Agreement  dated  July 1, 1993 by and  between  Registrant  and
        Richard C. Williams.(7)



                                       44 of 48

                                 Medco Research, Inc.


10.19   Employment  Agreement dated October 16, 1993 by and between  Registrant and
        Roger D. Blevins.(7)

10.20   Employment  Agreement dated February 24, 1994 by and between Registrant and
        Archie W. Prestayko.(7)

10.21   Consulting  Agreement dated December 1, 1994 by and between  Registrant and
        Richard C. Williams. (8)

10.22   Medco Research and Fujisawa,  USA Mutual Release and Settlement  Agreement,
        dated May 22, 1995. (9)

10.23   Amendment to  Consulting  Agreement  dated  December 1, 1994 by and between
        Registrant and Richard C. Williams. (10)

10.24   Employment  Agreement  dated  September 26, 1996 by and between  Registrant and Roger D. Blevins.

10.25   Amendment to  Consulting  Agreement  dated  December 1, 1994 by and between
        Richard C. Williams.

11      Computation of Net Income (Loss) per Common Share.

-------------------------------------------------------------------------------

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

(6) The referenced exhibits are incorporated herein by reference to Exhibits 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, and 10.24 to the Registrant's Form
10-K for the fiscal year ended August 31, 1992 filed with the Securities and Exchange Commission on November 27, 1992.



                                    45 of 48

                              Medco Research, Inc.


(7) The referenced exhibits are incorporated herein by reference to Exhibits 10.23, 10.24 10.25, 10.26, 10.27, and 10.28 to the Registrant's Form 10-K for
the Transition period of September 1, 1992 through December 31, 1992 and calendar year ended December 31, 1993 filed with the Securities and Exchange Commission on March 28, 1994.

(8) The referenced exhibit is incorporated herein by reference to Exhibit 3.3, 3.4, and 10.21 to the Registrant's Form 10-K for the calendar year ended December 31, 1994 filed with the Securities and Exchange Commission on March 29, 1996.

(9) The referenced exhibit is incorporated herein by reference to Exhibit 10.01 to the Registrant's Form 10Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 11, 1995.

(10) The referenced exhibit is incorporated herein by reference to Exhibit 10.23 to the Registrant's Form 10-K for the calendar year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.





                                    46 of 48

                              Medco Research, Inc.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDCO RESEARCH, INC.


                               By:      /s/ Roger D. Blevins
                                  ----------------------------------
                               Roger D. Blevins, Pharm. D.,
                               President and
                               Chief Operating Officer

                               Date:    March 28, 1997


                               By:      /s/ Glenn C. Andrews
                                  ----------------------------------
                               Glenn C. Andrews
                               Chief Financial Officer

                               Date:    March 28, 1997


                               By:      /s/ Adam C. Derbyshire
                                  ----------------------------------
                               Adam C. Derbyshire
                               Corporate Controller

                               Date:    March 28, 1997

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Richard C. Williams                       Date:    March 28, 1997
         -----------------------------------                   --------------
         Richard C. Williams,
         Chairman of the Board


By:      /s/ William M. Bartlett                       Date:    March 28, 1997
         -----------------------------------                    --------------
         William M. Bartlett, Director



By:      /s/ Eugene L. Step                            Date:    March 28, 1997
         -----------------------------------                    --------------
         Eugene L. Step, Director


By:      /s/ Albert D. Angel                           Date:    March 28, 1997
         -----------------------------------                    --------------
         Albert D. Angel, Director




                                    47 of 48

                              Medco Research, Inc.


By:      /s/ Jay N. Cohn, M.D.                         Date:    March 28, 1997
         -----------------------------------                    --------------
         Jay N. Cohn, M.D., Director


By:      /s/ Marvin S. Hausman, M.D.                   Date:    March 28, 1997
         -----------------------------------                    --------------
         Marvin S. Hausman, M.D., Director



By:      /s/ Mark B. Hirsch                            Date:    March 28, 1997
         -----------------------------------                    --------------
         Mark B. Hirsch, Director


                                    48 of 48