Form 10-Q
period 1997-03-31
MEDCO RESEARCH INC
filed 1997-05-14
CIK 723385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

                              MEDCO RESEARCH, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        95-3318451
              --------                                        ----------
       (State or other Jurisdiction of               (I.R.S. Identification No.)
       Employer incorporation or
       organization)

       85 T W Alexander Drive,
       -----------------------
       Research Triangle Park, North Carolina                  27709
       --------------------------------------                  -----
       (Address of principal  executive offices)            (Zip Code)

                                 (919) 549-8117
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

              Common Stock             American Stock Exchange
              ------------             -----------------------
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

YES    X       NO
    -------       --------
         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,526,932 as of April 24, 1997.

         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 13.

                                               Medco Research, Inc.

                                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                            Consolidated Balance Sheets

                                                                                       March 31          December 31
                                                                                         1997               1996*
                                                                          -------------------------------------------
   (in thousands except share data)                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                           $  12,249          $  9,107
   Investments held to maturity                                                            9,003             6,439
   Accounts and notes receivable:
     Royalties                                                                             4,632             3,794
     Other                                                                                 1,597             2,227
   Accrued interest income                                                                   290               377
   Prepaid expenses                                                                          131               293
                                                                          -------------------------------------------
Total current assets                                                                      27,902            22,237
Investments held to maturity                                                              13,537            19,579
Deferred asset                                                                                 -               124
Property and equipment, at cost, net of accumulated depreciation and
   amortization                                                                              311               308
Patent, trademark and distribution rights, at cost, net of
   accumulated amortization                                                                  373               380
                                                                          ===========================================
Total assets                                                                             $42,123           $42,628
                                                                          ===========================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                $  2,944          $  2,685
   Accrued royalties                                                                         958             1,179
                                                                          -------------------------------------------
Total current liabilities                                                                  3,902             3,864
   Deferred revenue                                                                          548               548
   Deferred royalty payments                                                               1,527             1,717
                                                                          -------------------------------------------
Total liabilities                                                                          5,977             6,129
Stockholders' equity
   Common stock, no par value,  authorized  40,000,000 shares;  shares issued of
     11,155,832 at March 31, 1997 and December 31, 1996;  shares  outstanding of
     10,563,232  and  10,740,032  at March  31,  1997  and  December  31,  1996,
     respectively.                                                                        52,216            52,216
   Accumulated deficit                                                                   (10,004)          (11,394)
   Cost of stock held in treasury, 592,600 shares at March 31, 1997
     and 415,800 shares at December 31, 1996                                              (6,066)           (4,323)
                                                                          -------------------------------------------
Total stockholders' equity                                                                36,146            36,499
                                                                          ===========================================
Commitments and contingencies
                                                                          ===========================================
                                                                          ===========================================
Total liabilities and stockholders' equity                                               $42,123           $42,628
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

                                               Medco Research, Inc.

                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                           --------------------------------------
                                                                                     March 31          March 31
         (in thousands except per share data)                                          1997              1996
                                                                           --------------------------------------
         Net Revenues:
            Royalty revenue                                                           $4,304            $2,746
            Royalty expense                                                              966               661
                                                                           --------------------------------------
            Gross Margin                                                               3,338             2,085
                                                                           --------------------------------------
         Operating Expenses:
            Research & development costs                                               1,703             1,378
            General and administrative expenses                                          699               679
                                                                           --------------------------------------
                                                                                       2,402             2,057
                                                                           --------------------------------------

         Operating Income                                                                936                28
         Interest income                                                                 490               537

         Income before taxes                                                           1,426               565

         Provision for income taxes                                                       36                 7

         Net income                                                                  $ 1,390          $    558
                                                                           ======================================
         Net income per share                                                          $0.13          $   0.05
                                                                           ======================================
         Weighted average number of common shares and common share
            equivalents outstanding                                                   10,682            10,967
                                                                           ======================================

See accompanying notes to consolidated financial statements.

                                               Medco Research, Inc.

                                  Consolidated Statements of Stockholders' Equity
                                                    (Unaudited)

                        THREE MONTHS ENDED MARCH 31, 1997


(in thousands except share data)

                                       Common Stock
                            -----------------------------------

                                                                                         Cost of Stock
                                Number of                           Accumulated             held in
                                  shares         Amount               deficit              Treasury           Total
                            --------------------------------------------------------------------------------------------
   Balance at
     December 31, 1996          10,740,032           $52,216              $(11,394)            $(4,323)        $36,499
   Purchase of stock held                                  -                     -
     in treasury                  (176,800)                                                     (1,743)         (1,743)
   Net Income                            -                 -                 1,390                   -           1,390
                            ============================================================================================
   Balance at
      March 31, 1997            10,563,232           $52,216              $(10,004)            $(6,066)        $36,146
                            ============================================================================================

See accompanying notes to consolidated financial statements.

                                               Medco Research, Inc.

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                 THREE MONTHS ENDED
                                                    --------------------------------------------
                                                              March 31              March 31
                                                                1997                  1996
                                                    --------------------------------------------
(in thousands)

Operating activities
Net income                                                     $  1,390              $    558
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                          32                    34
     Amortization of patent, trademark and
       distribution rights                                            7                    27
     Gain on investments available for sale                           -                  ( 49)
     Net amortization of investment discount                        (22)                 (137)
     Changes in operating assets and liabilities:
         Accounts receivable                                       (208)                 (869)
         Prepaid expenses                                           162                 (  86)
         Accounts payable and accrued expenses                      259                  (165)
         Accrued royalty expense                                   (221)                 (647)
         Accrued interest income                                     87                   107
         Deferred asset                                             124                   228
         Deferred royalty payment                                  (190)                 (114)
                                                    --------------------------------------------
Net cash provided by (used in) operating
   activities                                                    $1,420               $(1,113)
                                                    --------------------------------------------


(Continued)

                                               Medco Research, Inc.

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                       THREE MONTHS ENDED
                                                     -----------------------------------------------------
                                                                       March 31                 March 31
                                                                         1997                     1996
                                                     -----------------------------------------------------
(in thousands)

Investing activities
Purchase of securities available for sale                                   -                      (76)
Sale of securities available for sale                                       -                    5,656
Maturity of securities held to maturity                                 3,500                    6,499
Purchases of property and equipment                                       (35)                     (30)
Purchases of patent and license                                             -                     (202)
                                                     -----------------------------------------------------
Net cash provided by investing activities                               3,465                   11,847
                                                     -----------------------------------------------------

Financing activities
Purchase of stock held in treasury                                     (1,743)                    (731)
                                                     -----------------------------------------------------
Net cash used in financing activities                                  (1,743)                    (731)
                                                     -----------------------------------------------------
Increase in cash and cash equivalents                                   3,142                   10,003
Cash and cash equivalents at beginning of period                        9,107                    4,305
                                                     -----------------------------------------------------
Cash and cash equivalents at end of period                            $12,249                  $14,308
                                                     =====================================================


See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General
-------

The accompanying interim financial statements have been prepared by Medco Research, Inc. (the "Company") in accordance with generally accepted accounting principles. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (all of a recurring nature) necessary for a fair presentation for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Adoption of Statement of Financial Accounting Standards No. 128
---------------------------------------------------------------

The Company will adopt Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

If the Company had adopted SFAS No. 128 for the periods ended March 31, 1997 and 1996, the following computation would have been used to arrive at basic income per common share and diluted income per common share and would have been presented on the consolidated statements of operations:

                                                 Three Months Ended          Three Months Ended
                                                   March 31, 1997              March 31, 1996
                                                 ------------------          ------------------
(in thousands except per share data)
Basic:
     Net income per common share                      $    0.13                 $     0.05
                                                           ----                       ----

     Weighted average shares                             10,682                     10,967
                                                         ======                     ======

Diluted:
     Net income per common share                      $    0.13                 $     0.05
                                                           ----                       ----

     Weighted average shares                             10,731                     10,971
                                                         ======                     ======

                              Medco Research, Inc.

Class Action Litigation
-----------------------

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



Arbitration of ATP License Agreement
------------------------------------

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

In discussions with Dr. Rapaport held as early as May 1995, the Company continuously maintained, and it currently believes, that it has not breached the

                              Medco Research, Inc.


agreement. Data from the Company's Phase II clinical trials indicate ATP demonstrated no tumor response, as defined in the protocol, in patients with non-small cell lung cancer, and the Company so advised its licensor. (The Company believes that such responses are the benchmark accepted in the pharmaceutical industry for filing an NDA for a cancer treatment drug.) Therefore, the Company believes such damage claim, which is based on ATP as a cancer treatment, is not only extremely speculative but also is unfounded. The Company believes Dr. Rapaport has incurred no damages from the Company's drug development activities. The Company is vigorously defending itself against the allegations of Dr. Rapaport, which the Company believes are without any merit. The parties are engaged in document discovery, and the arbitration is scheduled to commence in May 1997.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

First Quarter of 1997 Compared to First Quarter of 1996
-------------------------------------------------------

Net Revenues. The Company's first quarter 1997 royalty revenues increased from $2.746 million to $4.304 million, an increase of 57%, due to continued growth of Adenoscan sales and a stronger than expected quarterly increase in Adenocard sales. Fujisawa USA, Inc. is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. The Company's first quarter 1997 gross margin from adenosine revenues increased from $2.085 million to $3.338 million, an increase of 60%, due to the shift in the product sales mix to Adenoscan, a drug for which the Company owns the underlying patent and therefore pays no third party royalty. Royalty expense which is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to Adenocard, and represents one-half of royalty revenue earned by the Company from Adenocard sales increased from $.661 to $.966 million, an increase of 46%.

Operating Expenses. The Company's first quarter 1997 total operating expenses increased from $2.057 million to $2.402 million, an increase of 17%, principally as a result of research and development expenditures increasing from $1.378 million to $1.703 million, an increase of 24%, due to increased activity associated with the adenosine for cardioprotection (MEDR-640) trials and the pre-IND submission requirements for Tc99m-Glucarate. The Company's first quarter 1997 general and administrative expenses increased 3%, from $.679 million to $.699 million for the comparable period of 1996.

Interest Income . Interest income decreased 9% mainly related to the utilization of cash to purchase shares of the Company's Common Stock pursuant to a repurchase program and the recognition of income in first quarter 1996 due to the liquidation of an available-for-sale investment.

Income Per Share. In the first quarter 1997 the Company had net income of $1.390 million or $0.13 per share compared to $.558 million or $0.05 per share for the year earlier period, on weighted average common shares and common share equivalents outstanding of 10.682 and 10.967 million, respectively.

                              Medco Research, Inc.


FINANCIAL CONDITION
-------------------

As of March 31, 1997, the Company had total cash and investments of $34.788 million comprised of $12.249 million of cash and cash equivalents and $22.540 million of investments in U.S. Treasury Notes and high quality corporate debt securities. The Company's working capital as of March 31, 1997 was $24.000 million, compared to $18.373 million as of December 31, 1996.

Included in liabilities at March 31, 1997 is an accrued liability (current and non-current portion) of $2.3 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of litigation relating to the manufacturing and marketing rights to Adenoscan. Included in current assets at March 31, 1997 is a deferred asset of $1.3 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the Adenoscan NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

Adenoscan and Adenocard are the Company's two commercial products, and they are marketed by the Company's exclusive licensees principally in the United States, Canada and the United Kingdom.

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

IMPACT OF INFLATION
-------------------

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

                              Medco Research, Inc.


CAUTIONARY STATEMENT
--------------------

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

Statements  contained  in  Management's  Discussion  and  Analysis of  Financial
Conditions and Results of Operations which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the high cost and uncertainty of the research, clinical trials and other development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of New Drug Applications and/or the review of other regulatory agencies worldwide; the possible impairment of, or inability to obtain, intellectual property rights; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed in the Company's Securities and Exchange Commission filings.

                           Part II: OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
         -----------------

Incorporated herein by reference are Class Action Litigation and Arbitration of ATP License Agreement , inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on pages 8 and 9 hereof.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  a.       Exhibits:
                           11. Computation of Net Income per Common Share

                  b.       Reports on Form 8-K:
                           A Form 8-K dated March 24, 1997, reporting in Item 4,
                           thereof   a  change  in  the   Company's   certifying
                           accountants, was filed March 25, 1997.

                              Medco Research, Inc.


                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Medco Research, Inc.



Date: May 14, 1997                  By:     /s/ Roger D. Blevins
------------------                          --------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Operating Officer




Date: May 14, 1997                  By:     /s/ Glenn C. Andrews
------------------                          --------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer




Date: May 14, 1997                  By:     /s/ Adam C. Derbyshire
------------------                          ----------------------
                                            Adam C. Derbyshire
                                            Corporate Controller