Form 10-Q
period 1997-06-30
MEDCO RESEARCH INC
filed 1997-08-08
CIK 723385

Medco Research, Inc.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

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

YES    X       NO
    -------       -------
         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,491,932 as of July 28, 1997.

         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 14.

                                                    Medco Research, Inc.

                                               PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                 Consolidated Balance Sheets
                                                                                     June 30                December 31
                                                                                       1997                    1996*
                                                                          -------------------------------------------------
   (in thousands except share data)                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                   $13,433          $  9,107
   Investments held to maturity                                                                  9,003             6,439
   Accounts and notes receivable:
     Royalties                                                                                   5,270             3,794
     Other                                                                                       1,212             2,227
   Accrued interest income                                                                         339               377
   Prepaid expenses                                                                                376               293
                                                                          -------------------------------------------------
Total current assets                                                                            29,633            22,237
Investments held to maturity                                                                    13,537            19,579
Deferred asset                                                                                       -               124
Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                                   278               308
Patent, trademark and distribution rights, at cost,
   net of accumulated amortization                                                                 366               380
                                                                          =================================================
Total assets                                                                                   $43,814           $42,628
                                                                          =================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                      $  2,994          $  2,685
   Accrued royalties                                                                             1,569             1,179
                                                                          -------------------------------------------------
Total current liabilities                                                                        4,563             3,864
   Deferred revenue                                                                                100               548
   Deferred royalty payments                                                                     1,247             1,717
                                                                          -------------------------------------------------
Total liabilities                                                                                5,910             6,129
                                                                          -------------------------------------------------
Stockholders' equity
   Common stock, no par value, authorized 40,000,000
     shares; shares issued of 11,155,832 at June 30,
     1997 and December 31, 1996; shares  outstanding
     of 10,491,932  and  10,740,032 at June 30, 1997
     and December 31, 1996, respectively.                                                       52,216            52,216

   Accumulated deficit                                                                          (7,690)          (11,394)

   Cost of stock held in treasury, 663,900 shares at June 30, 1997 and
     415,800 shares at December 31, 1996                                                        (6,622)           (4,323)
                                                                          -------------------------------------------------
Total stockholders' equity                                                                      37,904            36,499
                                                                          -------------------------------------------------
Commitments and contingencies
                                                                          =================================================
Total liabilities and stockholders' equity                                                     $43,814           $42,628
                                                                          =================================================
See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                                                   Medco Research, Inc.

                                          Consolidated Statements of Operations
                                                       (Unaudited)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 -----------------------------------------------------------------------
                                                      June 30           June 30            June 30          June 30
(in thousands except per share data)                   1997               1996              1997             1996
                                                 -----------------------------------------------------------------------
Net Revenues:
   Royalty revenue                                         $4,862              $3,293           $9,167           $6,040
   Royalty expense                                            618                 729            1,585            1,390
                                                 -----------------------------------------------------------------------
   Gross Margin                                             4,244               2,564            7,582            4,650
                                                 -----------------------------------------------------------------------

Operating Expenses:
   Research & development costs                             1,969               1,380            3,672            2,758
   General and administrative expenses                        679               1,013            1,378            1,692
                                                 -----------------------------------------------------------------------
                                                            2,648               2,393            5,050            4,450
                                                 -----------------------------------------------------------------------

Operating Income                                            1,596                 171            2,532              200

Other Income:
   Interest income                                            508                 487              998            1,024
   Licensing income                                           300                 350              300              350
                                                 -----------------------------------------------------------------------

Income before taxes                                         2,404               1,008            3,830            1,574

Provision for income taxes                                     90                   7              126               14
                                                 -----------------------------------------------------------------------

Net income                                                $ 2,314             $ 1,001       $    3,704       $    1,560
                                                 =======================================================================
Net income per share                                        $0.22               $0.09         $   0.35         $   0.14
                                                 =======================================================================
Weighted average number of common shares and
   common share equivalents outstanding                    10,509              10,943           10,595           10,955
                                                 =======================================================================

See accompanying notes to consolidated financial statements.

                                                    Medco Research, Inc.

                                      Consolidated Statements of Stockholders' Equity
                                                        (Unaudited)


                                               SIX MONTHS ENDED JUNE 30, 1997


(in thousands except share data)

                                       Common Stock
                            -----------------------------------

                                                                                         Cost of Stock
                                Number of                           Accumulated             held in
                                  shares         Amount               deficit              Treasury            Total
                            ----------------------------------------------------------------------------------------------
Balance at
   December 31, 1996             10,740,032          $52,216              $(11,394)            $(4,323)      $36,499
 Purchase of stock held
   in treasury                     (248,100)               -                     -              (2,299)       (2,299)
 Net income                               -                -                 3,704                   -         3,704
                            ----------------------------------------------------------------------------------------------
Balance at
    June 30, 1997                10,491,932          $52,216               $(7,690)            $(6,622)      $37,904
                            ==============================================================================================

See accompanying notes to consolidated financial statements.

                                            Medco Research, Inc.

                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                  SIX MONTHS ENDED
                                                    --------------------------------------------
                                                           June 30               June 30
                                                             1997                  1996
                                                    --------------------------------------------
(in thousands)

Operating activities
Net income                                                     $  3,704            $    1,560
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                          65                    68

     Amortization of patent, trademark and
       distribution rights                                           14                    36

     Gain on investments available for sale                           -                  ( 49)

     Net amortization of investment discount                        (22)                 (261)

     Changes in operating assets and liabilities:

         Accounts receivable                                       (461)               (2,231)
         Prepaid expenses                                           (83)                 (145)
         Accounts payable and accrued expenses                      309                  (696)
         Accrued royalty expense                                    390                    81
         Accrued interest income                                     38                    23
         Deferred asset                                             124                   522
         Deferred revenue                                          (448)               (1,000)
         Deferred royalty payments                                 (470)                 (261)
                                                    --------------------------------------------
Net cash provided by (used in) operating
   activities                                                    $3,160               $(2,353)
                                                    --------------------------------------------


(Continued)


                                            Medco Research, Inc.

                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                        SIX MONTHS ENDED
                                                     -----------------------------------------------------
                                                              June 30                    June 30
                                                                1997                      1996
                                                     -----------------------------------------------------
(in thousands)

Investing activities
Purchase of securities available for sale                                   -                   (16,340)
Purchase of securities held to maturity                                     -                       (76)
Sale of securities available for sale                                       -                     5,656
Maturity of securities held to maturity                                 3,500                    16,500
Purchases of property and equipment                                       (35)                      (47)
Purchases of patent and license                                             -                      (351)
                                                     -----------------------------------------------------
Net cash provided by investing activities                               3,465                     5,342
                                                     -----------------------------------------------------

Financing activities
Purchase of stock held in treasury                                     (2,299)                     (778)
                                                     -----------------------------------------------------
Net cash used in financing activities                                  (2,299)                     (778)
                                                     -----------------------------------------------------
Increase in cash and cash equivalents                                   4,326                     2,211
Cash and cash equivalents at beginning of period                        9,107                     4,305
                                                     -----------------------------------------------------
Cash and cash equivalents at end of period                            $13,433                    $6,516
                                                     =====================================================

See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

Adoption of New Accounting Pronouncements
-----------------------------------------

The Company will adopt Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

If the Company had adopted SFAS No. 128 for the periods ended June 30, 1997 and 1996, the following computation would have been used to arrive at basic income per common share and diluted income per common share and would have been presented on the consolidated statements of operations:

                                             Three Months        Three Months         Six Months         Six Months
                                                 Ended              Ended               Ended              Ended
                                             June 30, 1997      June 30, 1996       June 30, 1997      June 30, 1996
                                             -------------      -------------       -------------      -------------
(in thousands except per share data)
Basic:
     Net income per common share             $        0.22      $        0.09      $         0.35      $        0.14
                                                      ----               ----                ----               ----

     Weighted average shares                        10,509             10,943              10,595             10,955
                                                    ======             ======              ======             ======

Diluted:
     Net income per common share             $        0.22      $        0.09      $         0.35      $        0.14
                                                      ----               ----                ----               ----

     Weighted average shares                        10,509             10,946              10,612             10,959
                                                    ======             ======              ======             ======

The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") for its fiscal year ended December 31 1998. SFAS No. 131 requires the Company to report selected information about operating segements in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

                              Medco Research, Inc.

The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") for its fiscal year ended December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

Class Action Litigation
-----------------------

Pending dismissal of class action litigation was unanimously affirmed by the United States Court of Appeals for the 7th Circuit in May 1997.

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

In discussions with Dr. Rapaport held as early as May 1995, the Company continuously maintained, and it currently believes, that it has not breached the agreement. Data from the Company's Phase II clinical trials indicate ATP demonstrated no tumor response, as defined in the protocol, in patients with non-small cell lung cancer, and the Company so advised its licensor. (The Company believes that such responses are the benchmark accepted in the pharmaceutical industry for filing an NDA for a cancer treatment drug.) Therefore, the Company believes such damage claim, which is based on ATP as a cancer treatment, is not only extremely speculative but also is unfounded. The Company believes Dr. Rapaport has incurred no damages from the Company's drug development activities. The Company is vigorously defending itself against the allegations of Dr. Rapaport, which the Company believes are without any merit. The arbitration commenced in May 1997 and has continued in several sessions. It is currently scheduled to be completed in August 1997.

                              Medco Research, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Second Quarter and Six Months of 1997 Compared to Second Quarter and Six Months of 1996

Net Revenues. Royalty revenues were $4.862 million and $9.167 million for the second quarter and first six months of 1997, an increase of 48% and 52%, respectively, over the comparable periods of 1996. This increase reflects the continued growth of Adenoscan in its original 30 ml vial formulation and the May 1997 launch of the 20 ml vial. Fujisawa USA, Inc. is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. Gross margin from adenosine revenues was $4.244 million and $7.582 million for the second quarter and first six months of 1997, an increase of 66% and 63%, respectively, over the comparable periods of 1996. This significant increase reflects the growth in the product sales of Adenoscan, a drug for which the Company owns the underlying patent and therefore pays no third party royalty. Royalty expense which is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to Adenocard, and represents one-half of royalty revenue earned by the Company from Adenocard sales was $.618 million and $1.585 million for the second quarter and first six months of 1996, a decrease of 15% and an increase of 14%, respectively.

Operating Expenses. Total operating expenses were $2.648 million and $5.050 million for the second quarter and first six months of 1997, an increase of 11% and 14%, respectively, principally as a result of research and development expenditures increasing 43% and 33% due to increased activity associated with the adenosine for cardioprotection (MEDR640) trials, the pre-IND submission requirements for Tc99m-Glucarate and legal expenditures for arbitration of the ATP license agreement. General and administrative expenses were $.679 million and $1.378 million for the second quarter and first six months of 1997, a decrease of 33% and 19%, respectively. This decrease is attributed to the absence of recruiting fees and other expenditures related to changes in management that occurred during the second quarter of 1996.

Other Income . Interest income was $.508 million and $.998 million for the second quarter and first six months of 1997, an increase of 4% and decrease of 3%, respectively. The Company recognized as income a $300,000 milestone payment by Suntory Limited, the Company's development and marketing partner for adenosine in Japan, following Suntory's announcement of the initiation of Phase III clinical trials of Adenoscan in Japan .

Income Per Share. In the second quarter 1997 the Company had net income of $2.314 million or $0.22 per share and a six month net income of $3.704 million or $0.35 per share, compared to net income of $1.001 million or $0.09 per share and $1.560 million or $0.14 per share for the year earlier periods.

FINANCIAL CONDITION
-------------------

As of June 30, 1997, the Company had total cash and investments of $35.973 million comprised of $13.433 million of cash and cash equivalents and $22.540 million of investments in U.S. Treasury Notes and high quality corporate debt securities. The Company's working capital as of June 30, 1997 was $25.070 million, compared to $18.373 million as of December 31, 1996.

                              Medco Research, Inc.

Included in liabilities at June 30, 1997 is an accrued liability (current and non-current portion) of $2.0 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of litigation relating to the manufacturing and marketing rights to Adenoscan. Included in current assets at June 30, 1997 is a deferred asset of $.7 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the Adenoscan NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period. The Company will write off any portion of this deferred asset at such time, if any, in which it becomes probable that the incremental 4% royalty revenue will be insufficient to recover the remaining balance of this deferred asset.

Adenoscan and Adenocard are the Company's two commercial products, and they are marketed by the Company's exclusive licensees principally in the United States, Canada and the United Kingdom. Substantially all of the Company's royalty revenue is obtained by Fujisawa USA from sales of these drugs in the U.S.

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

                              Medco Research, Inc.

                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
Incorporated herein by reference are Class Action Litigation and Arbitration of ATP License Agreement, inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on page 8 herof.



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

a)       June 18, 1997 Annual Meeting

b)       Directors Elected -        Albert D. Angel
                                    William M. Bartlett
                                    Jay N. Cohn, M.D.
                                    Marvin S. Hausman, M.D.
                                    Mark B. Hirsch
                                    Eugene L. Step
                                    Richard C. Williams

c)       Proposals voted upon:

         (i)  Election of Directors:

                  Albert D. Angel
                  For:              9,184,354
                  Abstain:          1,205,601

                  William M. Bartlett
                  For:              9,190,108
                  Abstain:          1,199,847

                  Jay N. Cohn, M.D.
                  For:              9,204,728
                  Abstain:          1,185,227

                  Marvin S. Hausman, M.D.
                  For:              9,206,328
                  Abstain:          1,183,627

                  Mark B. Hirsch
                  For:              9,206,328
                  Abstain:          1,183,627

                  Eugene L. Step
                  For:              9,206,328
                  Abstain:          1,183,627

                              Medco Research, Inc.

                  Richard C. Williams
                  For:              9,203,328
                  Abstain:          1,186,627


         (ii)  Ratification of Coopers & Lybrand LLP as independent accountants:

                  For:                   10,068,066
                  Against:                  275,849
                  Abstain:                   46,040

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  a.       Exhibits:
                           11. Computation of Net Income per Common Share

                  b.       Reports on Form 8-K:
                           A Form 8-K/A dated March 24, 1997, reporting in Item 4 thereof a change in the Company's certifying accountants, was filed April 14, 1997.

                              Medco Research, Inc.


                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Medco Research, Inc.



Date: August 8, 1997                By:     /s/ Roger D. Blevins
--------------------                        --------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Operating Officer




Date: August 8, 1997                By:     /s/ Glenn C. Andrews
--------------------                        --------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer




Date: August 8, 1997                By:     /s/ Adam C. Derbyshire
--------------------                        ----------------------
                                            Adam C. Derbyshire
                                            Corporate Controller