Form 10-Q
period 1997-09-30
MEDCO RESEARCH INC
filed 1997-11-05
CIK 723385

Medco Research, Inc.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

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

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,496,932 as of October 21, 1997.

         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 13.

                                               Medco Research, Inc.
                                          PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                            Consolidated Balance Sheets
                                                                               September 30        December 31
                                                                                    1997              1996*
                                                                           ------------------------------------
   (in thousands, except share data)                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                        $1,289          $  9,107
   Investments held to maturity                                                      6,690             6,439
   Accounts and notes receivable:
     Royalties                                                                       5,318             3,794
     Other                                                                             649             2,227
   Accrued interest income                                                             385               377
   Prepaid expenses                                                                    280               293
                                                                           ------------------------------------
Total current assets                                                                14,611            22,237
Investments held to maturity                                                        29,039            19,579
Deferred asset                                                                           -               124
Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                       237               308
Patent, trademark and distribution rights, at cost,
   net of accumulated amortization                                                   1,693               380
                                                                           ====================================
Total assets                                                                       $45,580           $42,628
                                                                           ====================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                          $  3,022          $  2,685
   Accrued royalties                                                                   582             1,179
                                                                           ------------------------------------
Total current liabilities                                                            3,604             3,864
   Deferred revenue                                                                      -               548
   Deferred royalty payments                                                           961             1,717
                                                                           ------------------------------------
Total liabilities                                                                    4,565             6,129
                                                                           ------------------------------------
Stockholders' equity
   Common stock, no par value, authorized 40,000,000
     shares;   shares   issued  of   11,155,832   at
     September  30,  1997  and  December  31,  1996;
     shares outstanding of 10,486,932 and 10,740,032
     at  September  30, 1997 and  December 31, 1996,
     respectively.                                                                  52,216            52,216
   Accumulated deficit                                                              (4,525)          (11,394)
   Cost of stock held in treasury, 668,900 shares at
     September 30, 1997 and 415,800 shares at
     December 31, 1996                                                              (6,676)           (4,323)
                                                                           ------------------------------------
Total stockholders' equity                                                          41,015            36,499
                                                                           ------------------------------------
Commitments and contingencies
                                                                           ====================================
Total liabilities and stockholders' equity                                         $45,580           $42,628
                                                                           ====================================
See accompanying notes to consolidated financial statements.

*Abstracted from audited year-end financial statements.

                                                    Medco Research, Inc.

                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         ---------------------------------------------------------------------------------
                                              September 30         September 30          September 30      September 30
(in thousands, except per share data)             1997                 1996                  1997               1996
                                         --------------------------------------------------------------------------------
Net Revenues:
   Royalty revenue                                $5,050               $3,938               $14,217               $9,978
   Royalty expense                                   679                  526                 2,264                1,917
                                         --------------------------------------------------------------------------------
   Gross Margin                                    4,371                3,412                11,953                8,061
                                         --------------------------------------------------------------------------------

Operating Expenses:
   Research & development costs                    1,533                1,490                 5,204                4,248
   General and administrative expenses               464                  602                 1,842                2,294
                                         --------------------------------------------------------------------------------
                                                   1,997                2,092                 7,046                6,542
                                         --------------------------------------------------------------------------------

Operating Income                                   2,374                1,320                 4,907                1,519

Other Income:
   Interest and other income, net                    523                  477                 1,521                1,501
   Licensing income                                  400                    -                   700                  350
                                         --------------------------------------------------------------------------------

Income before taxes                                3,297                1,797                 7,128                3,370

Provision for income taxes                           133                   42                   259                   56
                                         --------------------------------------------------------------------------------

Net income                                       $ 3,164              $ 1,755            $    6,869           $    3,314
                                         ================================================================================
Net income per share                               $0.30                $0.16              $   0.65             $   0.30
                                         ================================================================================
Weighted average number of common
   shares and common share equivalents            10,489               10,930                10,560               10,947
   outstanding
                                         ================================================================================

See accompanying notes to consolidated financial statements.


                                                    Medco Research, Inc.
                                      Consolidated Statements of Stockholders' Equity
                                                        (Unaudited)


                                            NINE MONTHS ENDED SEPTEMBER 30, 1997

(in thousands, except share data)

                                          Common Stock
                               ----------------------------------

                                                                                           Cost of Stock
                                   Number of                             Accumulated           held in
                                     shares            Amount              deficit             Treasury       Total
                               -------------------------------------------------------------------------------------------
Balance at
   December 31, 1996               10,740,032          $52,216             $(11,394)           $(4,323)      $36,499
 Purchase of stock held in                                   -                    -
   treasury                          (253,100)                                                  (2,353)       (2,353)
 Net income                                 -                -                6,869                   -        6,869
                               ===========================================================================================
Balance at
    September 30, 1997             10,486,932          $52,216              $(4,525)            $(6,676)     $41,015
                               ===========================================================================================

See accompanying notes to consolidated financial statements.


                                       Medco Research, Inc.
                              Consolidated Statements of Cash Flows
                                           (Unaudited)



                                                                   NINE MONTHS ENDED
                                                    --------------------------------------------
                                                         September 30           September 30
                                                             1997                   1996
                                                    --------------------------------------------
(in thousands)

Operating activities
Net income                                                 $  6,869              $    3,314
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                     109                     104
     Amortization of patent, trademark and
       distribution rights                                      419                      44
     Loss on sale of equipment                                   11                       -
     Gain on investments available for sale                       -                    ( 49)
     Net amortization of investment discount                    211                    (261)
     Changes in operating assets and liabilities:
         Accounts receivable                                     54                  (2,314)
         Prepaid expenses                                        13                    (118)
         Accounts payable and accrued expenses                  337                    (313)
         Accrued royalty expense                               (597)                   (785)
         Accrued interest income                                 (8)                     97
         Deferred asset                                         124                     982
         Deferred revenue                                      (548)                   (752)
         Deferred royalty payments                             (756)                   (511)
                                                    --------------------------------------------
Net cash provided by (used in) operating
   activities                                                $6,238                   $(562)
                                                    --------------------------------------------



(Continued)




                                       Medco Research, Inc.
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                   ----------------------------------------------
                                                                        September 30           September 30
                                                                            1997                   1996
                                                                   ----------------------------------------------
(in thousands)

Investing activities
Purchase of securities available for sale                                             -                    (76)
Purchase of securities held to maturity                                         (17,422)               (19,341)
Sale of securities available for sale                                                 -                  5,656
Maturity of securities held to maturity                                           7,500                 19,500
Purchases of property and equipment                                                 (51)                   (69)
Proceeds from sale of equipment                                                       2                      -
Purchases of patent and license                                                  (1,732)                  (351)
                                                                   ----------------------------------------------
Net cash provided by (used in) investing activities                             (11,703)                 5,319
                                                                   ----------------------------------------------

Financing activities
Purchase of stock held in treasury                                               (2,353)                  (997)
                                                                   ----------------------------------------------
Net cash used in financing activities                                             (2,353)                 (997)
                                                                   ----------------------------------------------
Increase/(decrease) in cash and cash equivalents                                 (7,818)                 3,760
Cash and cash equivalents at beginning of period                                  9,107                  4,305
                                                                   ----------------------------------------------
Cash and cash equivalents at end of period                                       $1,289                 $8,065
                                                                   ==============================================


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

If the Company had adopted SFAS No. 128 for the periods ended September 30, 1997 and 1996, the following computation would have been used to arrive at basic income per common share and diluted income per common share and would have been presented on the consolidated statements of operations:

                                             Three Months        Three Months        Nine Months        Nine Months
                                                 Ended              Ended               Ended              Ended
                                           September 30 1997  September 30 1996   September 30 1997  September 30 1996
                                           -----------------  -----------------   -----------------  -----------------
(in thousands except per share data)
Basic:
     Net income per common share           $        0.30      $         0.16       $         0.65      $        0.30
                                                    ----                ----                 ----               ----

     Weighted average shares                      10,489              10,930               10,560             10,947
                                                  ======              ======               ======             ======

Diluted:
     Net income per common share           $        0.30      $         0.16       $         0.65      $        0.30
                                                    ----                ----                 ----               ----

     Weighted average shares                      10,566              10,936               10,591             10,962
                                                  ======              ======               ======             ======

The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") for its fiscal year ended December 31 1998. SFAS No. 131 requires the Company to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Preliminary analysis of this pronouncement by the Company indicates that the pronouncement will not have a material impact on the Company.

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

In discussions with Dr. Rapaport held as early as May 1995, the Company continuously maintained, and it currently believes, that it has not breached the agreement. Data from the Company's Phase II clinical trials indicate ATP demonstrated no tumor response, as defined in the protocol, in patients with non-small cell lung cancer, and the Company so advised its licensor. (The Company believes that such responses are the benchmark accepted in the pharmaceutical industry for filing an NDA for a cancer treatment drug.) Therefore, the Company believes such damage claim, which is based on ATP as a cancer treatment is unfounded. The Company believes Dr. Rapaport has incurred no damages from the Company's drug development activities. The Company is vigorously defending itself against the allegations of Dr. Rapaport, which the Company believes are without any merit. The arbitration commenced in May 1997 and final briefs were filed in September 1997. The Company has been notified by the American Arbitration Association that in November 1997 the arbitration panel will decide whether the Company has any liability to Dr. Rapaport.

                              Medco Research, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and Nine Months of 1997 Compared to Third Quarter and Nine Months of 1996

Net Revenues. Royalty revenues were $5.050 million and $14.217 million for the third quarter and first nine months of 1997, an increase of 28% and 43%, respectively, over the comparable periods of 1996. However, it should be noted that royalty revenues in third quarter 1996 included approximately $.875 million attributable to the purchase of a multi-month supply of Adenoscan, instead of normal monthly purchases, by a major radiopharmacy. Royalty revenues, less royalty revenue unrelated to the third quarter of 1996, for the third quarter and first nine months of 1997 increased 65% and 56%, respectively. This increase reflects the continued growth of Adenoscan. Fujisawa USA, Inc. is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. Gross margin from adenosine revenues was $4.371 million and $11.953 million for the third quarter and first nine months of 1997, an increase of 28% and 48%, respectively, over the comparable periods of 1996. This significant increase reflects the growth in net revenues. Royalty expense, which is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to Adenocard, and represents one-half of royalty revenue earned by the Company from Adenocard sales, was $.679 million and $2.264 million for the third quarter and first nine months of 1996, an increase of 29% and 18%, respectively. Third quarter royalty expense increased 29% principally as a result of a one time payment to satisfy Adenocard outstanding royalties owed by Sanofi Pharma, the Company's manufacturing and marketing partner for Adenoscan and Adenocard in Europe and countries other than the United States and Canada.

Operating Expenses. Total operating expenses were $1.997 million and $7.046 million for the third quarter and first nine months of 1997, a decrease of 5% and an increase 8%, respectively. Research and development expenditures were $1.533 million and $5.204 million for the third quarter and first nine months of 1997, an increase of 3% and 23%, respectively, reflecting increased expenditures associated with the completion of the adenosine for cardioprotection trials and expenditures for arbitration of the ATP license agreement. General and administrative expenditures were $.464 million and $1.842 million for the third quarter and first nine months of 1997, a decrease of 23% and 20%, respectively. This decrease is the result of lower overall spending in third quarter 1997 and one-time employee related charges incurred in the first half of 1996.

Other Income . Interest income was $.533 million and $1.531 million for the third quarter and first nine months of 1997, an increase of 12% and 2%, respectively. Milestone payments recognized by the Company in the third quarter and first nine months of 1997 as income of $.400 million and $.700 million, respectively, paid by Suntory Limited, the Company's development and marketing partner for adenosine in Japan, following Suntory's initiation of Phase III clinical trials of Adenoscan in Japan .

Income Per Share. In the third quarter 1997 the Company had net income of $3.164 million or $0.30 per share and a nine month net income of $6.869 million or $0.65 per share, compared to net income of $1.755 million or $0.16 per share and $3.314 million or $0.30 per share for the year earlier periods, an increase of 88% and 115%, respectively. However, income per share in the third quarter 1996

                              Medco Research, Inc.


included approximately $0.08 per share attributable to the purchase of a multi-month supply of Adenoscan, instead of normal monthly purchases, by a major radiopharmacy which when adjusted reflects growth for the third quarter and first nine months of 1997 of 275% and 192%, respectively, over the comparable periods of 1996.

FINANCIAL CONDITION

As of September 30, 1997, the Company had total cash and investments of $37.018 million comprised of $1.289 million of cash and cash equivalents and $35.729 million of investments in U.S. Treasury Notes and high quality corporate debt securities.

Included in liabilities at September 30, 1997 is an accrued liability (current and non-current portion) of $1.8 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of litigation relating to the manufacturing and marketing rights to Adenoscan. Included in current assets at September 30, 1997 is a deferred asset of $.2 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. Of the 29% of Adenoscan net sales received as royalty revenue by the Company, 4% will be applied to the deferred asset and 25% will be recognized as royalty revenue. At such time, if any, during the first five years after the approval of the Adenoscan NDA that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five year period.

Adenoscan and Adenocard are the Company's two commercial products, and they are marketed by the Company's exclusive licensees principally in the United States, Canada, United Kingdom, and Germany. Substantially all of the Company's royalty revenue is obtained by Fujisawa USA from sales of these drugs in the U.S.

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

Statements  contained  in  Management's  Discussion  and  Analysis of  Financial
Conditions and Results of Operations which are not historical facts are forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be

                              Medco Research, Inc.


attained. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of New Drug Applications and/or the review of other regulatory agencies worldwide; the possible impairment of, or inability to obtain, intellectual property rights; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings.

                              Medco Research, Inc.
                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference is the Arbitration of ATP License Agreement, inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on page 8 hereof.


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



                                      Medco Research, Inc.



Date: November 10, 1997           By: /s/ Roger D. Blevins
-----------------------               --------------------
                                      Roger D. Blevins, Pharm.D.
                                      President and
                                      Chief Operating Officer




Date: November 10, 1997           By: /s/ Glenn C. Andrews
-----------------------               --------------------
                                      Glenn C. Andrews
                                      Vice President, Finance and Administration
                                      Chief Financial Officer




Date: November 10, 1997           By: /s/ Adam C. Derbyshire
-----------------------               ----------------------
                                      Adam C. Derbyshire
                                      Corporate Controller & Secretary