Form 10-K
period 1997-12-31
MEDCO RESEARCH INC
filed 1998-03-24
CIK 723385

Medco Research, Inc.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1997
                                       OR

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

                                    YES X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Based on the closing price on March 11, 1998 of $17.5625 for the Registrant's Common Stock as reported on the American Stock Exchange, the aggregate market value of Common Stock held by nonaffiliates of Registrant was approximately $180,331,891.

The number of shares outstanding of the Registrant's Common Stock was 10,513,932 at March 11, 1998.

Documents incorporated by reference:

Part III: Sections entitled "Election of Directors", "Board of Directors and Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" from the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                              Medco Research, Inc.

                                     PART I

ITEM 1.  BUSINESS

COMPANY PROFILE

Medco Research, Inc. (the "Company") is a pharmaceutical company dedicated to being a leader in the global commercialization of cardiovascular medicines and adenosine-receptor technologies leading to superior growth in shareholder value.

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

The Company's business approach has been to carefully evaluate and selectively acquire product candidates, thereby reducing the costs and risks associated with basic research and drug discovery. These product opportunities and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents which, in the opinion of the Company's patent counsel, are valid and enforceable. See "Patents and Proprietary Rights" below. The Company then sponsors and directs any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. Historically the Company has licensed the manufacturing and marketing rights to the product to a corporate partner in exchange for licensing fees and royalty payments on future product sales. A portion of formulation development, as well as microbiology, chemistry, manufacturing and controls information, are typically provided by the Company's licensed corporate partner, and the Company then submits to the United States Food and Drug Administration (the "FDA") a New Drug Application ("NDA") to obtain the FDA's clearance to market the drug. See "Government Regulation of Pharmaceuticals" below.

Using this royalty-based business model, which is relatively uncommon in the pharmaceutical industry, the Company has had two out of four NDAs approved, commercialized two drugs, and has other compounds proceeding through various stages of development, all with a relatively modest depletion of its cash. The Company's first product, ADENOCARD(R), was approved by the FDA in October 1989. Its second product, ADENOSCAN(R), was approved by the FDA in May 1995.

Substantially all of the Company's royalty income in the three year period ended December 31, 1997 resulted from sales of ADENOCARD and ADENOSCAN in the United States by Fujisawa-USA, Inc. ("Fujisawa"), the Company's corporate partner.

Statements contained in Item 1 of this report which are not historical facts are forward looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. Forward looking statements involve known and unknown risks that could

                              Medco Research, Inc.

cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's SEC filings.

STRATEGIC PLAN

Whereas large pharmaceutical companies often diversify into multiple diagnostic and therapeutic areas, small companies with more limited resources must concentrate their efforts to be competitive and successful. As such, the Company focuses primarily on the role of adenosine and its receptors in cardiovascular disease. The Company's expertise in adenosine drug development is well-recognized in the medical community.

To further concentrate its portfolio of products and development programs, the Company is engaged in efforts to divest products unrelated to adenosine. In 1997 the Company returned the rights to Tc99m GLUCARATE and Adenosine Triphosphate
(ATP) to their respective licensors. NDAs for VIASCINT(TM) and BIDIL(R) were filed on April 25, 1996 and July 3, 1996, respectively. On February 27, 1997 the Cardio-Renal Advisory Committee ("Committee") of the FDA voted 9 to 3 not to recommend approval of BIDIL for treatment of congestive heart failure. On July 31, 1997 the FDA issued a letter stating that the NDA for VIASCINT was not approvable. Accordingly, in 1998 the Company may relinquish its rights to VIASCINT and BIDIL depending on the results of its outlicensing efforts.

PORTFOLIO

ADENOCARD(R) - a sterile  formulation of adenosine for injection - indicated for the  treatment of  abnormally  rapid  heartbeats  originating  in the upper
     chambers  of  the  heart,   referred  to  as  paroxysmal   supraventricular
     tachycardia. Commercially available from Fujisawa in the U.S. and Canada since 1989 as ADENOCARD, the drug also is sold by the Company's corporate partner Sanofi Pharma ("Sanofi"), a multinational pharmaceutical company headquartered in France, in the United Kingdom and other countries of the world as ADENOCOR(R) and in Switzerland as KRENOSIN(R).

ADENOSCAN(R) - a sterile formulation of adenosine for infusion - indicated as an adjunct to thallium cardiac imaging for the evaluation of coronary artery disease in patients unable to exercise adequately, referred to as pharmacological stress. Commercially available from Fujisawa in the United States and Canada since 1995, the drug also is sold by Sanofi in the United Kingdom. During 1997 Sanofi received approval for the drug in 14 additional member countries of the European Community through the mutual recognition procedure.

ADENOSINE  FOR   CARDIOPROTECTION   (formerly  designated  MEDR-640)  -  sterile
     formulations of adenosine for infusion - under development as a cardioprotective adjunct to early thrombolytic therapy or emergency angioplasty in the treatment of acute myocardial infarction and as an additive to standard cardioplegia during open-heart surgery. At the 1997 70th Scientific Sessions of the American Heart Association, positive

                              Medco Research, Inc.

     clinical results of a Phase II multicenter trial were reported, supporting the Company's belief, although no assurance can be given, that the drug may prove to be an effective cardioprotective agent during acute myocardial infarction. Fujisawa is the Company's partner for this product.

ADENOSINE ANALOGS - chemical  derivatives  of adenosine,  or adenosine  analogs, have  been  developed  by  chemists  to  selectively  effect  a  particular adenosine receptor subtype. These compounds are referred to as second-generation technology. By means of options agreements and a research agreement, the Company has rights to a number of adenosine analogs, including A2a-, and A3- agonists as well as A1-, and A3- antagonists. The lead A2a-agonist, designated MRE-0470, is under development as a potential follow-on to the Company's currently marketed product ADENOSCAN. No assurance can be given that any of the Company's analogs will result in the filing or approval of any NDA. See "Government Regulation of Pharmaceuticals" below.

ADENOSINE ALLOSTERIC MODULATORS - a new series of adenosine-based compounds, designated ADENOSINE ALLOSTERIC MODULATORS, with a novel mechanism of action were discovered and synthesized in 1997. The compounds are referred to as third-generation technology. No assurance can be given that any of these compounds will result in the filing or approval of any NDA. As of the end of 1997, the Company had filed patent applications on more than 20 ADENOSINE ALLOSTERIC MODULATORS. No assurance can be given that any patents will be issued or, if issued, that they will provide any competitive protection to the Company. See "Patents and Proprietary Rights" below.

PRODUCT AND COMPOUND SUMMARIES

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

Regulatory Status: In October 1988, the Company received FDA approval to market ADENOCARD in the United States, and the drug is commercially available from Fujisawa in the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. Sanofi also sells the drug in Austria, Australia, Belgium, Bulgaria, Chile, the Czech Republic, Denmark, the Dominican Republic, Egypt, Finland, France, French Polynesia, Germany, Greece, Guatemala, Hungary, India, Indonesia, Ireland, Italy, Jordan, Kuwait, Latvia, Libya, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Qatar, Saudi Arabia, Singapore, Slovakia, South Africa, South Korea, Spain, Switzerland, Taiwan, Thailand, Ukraine, the United Arab Emirates and Uruguay.

Product License: In March 1985, the University of Virginia Alumni Patents Foundation ("UVAPF") granted to the Company an exclusive license to exploit in the United States and Canada the use of adenosine for the treatment of

                              Medco Research, Inc.


supraventricular tachycardia that is caused by re-entry in the A-V node or an accessory pathway of the human heart. (In November 1986, UVAPF received a United States Patent on such use.) For these rights, the Company paid a one-time, nonrefundable license fee and agreed to pay 10% of all net sales of ADENOCARD made directly by the Company and 50% of all royalties received by the Company from its sublicensees until the expiration of the term of the patent rights or until the license is terminated as provided in the agreement.

Competition: Intravenous calcium channel blockers and beta-blockers (generically available from numerous sources) are principal competitors. In addition, catheter-based ablation therapy is becoming more common and may compete for certain patient types.

Manufacturing and Marketing:

1. Agreement with Fujisawa. The Company granted Fujisawa an exclusive license to manufacture and market ADENOCARD in the United States and Canada. Fujisawa agreed to pay the Company a royalty equal to 25% of its net sales of ADENOCARD in each country for the duration of patent protection or any other exclusive marketing rights that may be granted to the Company by governmental agencies, whichever is longer. Fujisawa also agreed to pay the Company a royalty equal to 7% of Fujisawa's net sales of ADENOCARD during any subsequent term of the agreement, which will continue after the initial term until either party terminates the agreement by giving the other party 90 days written notice.

2. Agreement with Sanofi Pharma. The Company granted Sanofi the rights to exclusively manufacture and market ADENOCARD in Europe and countries other than the United States and Canada. Sanofi agreed to use its best efforts to commercialize ADENOCARD in such territories subsequent to receiving governmental marketing approvals and to pay the Company royalties equal to 5% of its net sales of ADENOCARD. Royalties will be paid on a country by country basis for the longer of six years or the period of any marketing exclusivity.

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

Regulatory Status: In October 1992, the Company received approval to market ADENOSCAN in Canada; and in May 1995, the Company received from the FDA marketing clearance for ADENOSCAN in the United States. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 additional member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product is currently being sought from the health authorities in each of the member countries. ADENOSCAN is currently marketed in the United States, Canada, the United Kingdom, Australia, Ireland, and Germany.

Product License: The Company owns the product as it is the exclusive assignee of patents issued in the U.S. and Canada, with counterpart applications pending approval in other countries of the world, covering the use of adenosine as a

                              Medco Research, Inc.


pharmacological stressor in cardiac imaging. In addition, in the U.S. the product received three years of exclusivity from the date of NDA approval under the Hatch-Waxman Act.

Competition: Intravenous dipyridamole, manufactured and marketed by DuPont Radiopharmaceuticals under the brand name IV Persantine(R), is the principal competitor and has been available in the U.S. since 1990. Intravenous dipyridamole is generically manufactured and marketed by Lederle. In addition, other drugs and procedures currently available or under development may be useful in determining the presence or severity of coronary artery disease and may compete directly with ADENOSCAN.

Manufacturing and Marketing:

Agreement with Fujisawa. The Company granted Fujisawa an exclusive license in the United States and Canada to manufacture and market ADENOSCAN. As amended in May 1995 by an agreement settling a litigation among the parties and Abbott Laboratories, Inc. related to the manufacturing and marketing rights to this drug, Fujisawa agreed to pay the Company royalties of 29% of ADENOSCAN net sales for the first five years after the commencement of commercial sales in each territory, i.e., until July 2000 for U.S. sales, and thereafter royalties of 25% of net sales until June 10, 2007, at which time Fujisawa would have a paid-up license.

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill ADENOSCAN orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of ADENOSCAN during the preceding 12 months. Fujisawa also agreed generally to maintain an inventory of at least six months of ADENOSCAN finished product and work-in-process, to be stored at multiple locations and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of ADENOSCAN. In October 1996, Fujisawa's Melrose Park, Illinois plant was qualified by the FDA as an alternate manufacturing facility for ADENOSCAN in 30ml. vials.

Agreement with Sanofi. The Company granted Sanofi the exclusive rights to manufacture and market ADENOSCAN worldwide except in the United States, Canada, Japan, Korea and Taiwan. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered
ADENOSCAN in 14 additional member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product is being sought from the health authorities in each of the member countries. Sanofi pays the Company a royalty of 6 to 8 percent, based on the level of annual sales, for the longer of ten years or the period of any marketing exclusivity for ADENOSCAN in each country of the territory.

Agreement with Suntory. The Company signed a development and marketing agreement with Suntory Limited for cardiovascular uses of adenosine in Japan. During 1997 Suntory initiated a Phase III trial to pursue the use of adenosine for pharmacologic stress for use with thallium perfusion imaging to detect coronary artery disease. The Japanese equivalent of an NDA has not been filed for any product covered by the agreement. The Company received a $1 million license fee upon signing, a $300,000 fee in 1995 when the FDA granted marketing clearance in the U.S. for ADENOSCAN and a payment of $400,000 following Suntory's initiation of a Phase III trial in Japan in 1997.

                              Medco Research, Inc.


                         ADENOSINE FOR CARDIOPROTECTION

The Product: The Company's development program with a sterile formulation of adenosine (3mg/ml) as an adjunct to early reperfusion with thrombolytic therapy or emergency angioplasty in the treatment of acute myocardial infarction and as an additive to standard cardioplegia during open-heart surgery now is referred to as "ADENOSINE FOR CARDIOPROTECTION" (formerly designated MEDR-640). Each year in the U.S. over one million patients suffer acute myocardial infarction and, despite the benefits of early reperfusion, permanent injury and disability are not uncommon. In addition, over 300,000 patients a year undergo coronary artery bypass graft (CABG) surgery and, despite standard cardioprotective measures, significant cardiac support is often required during the early postoperative period.

Development Background: Substantial preclinical data and limited human testing suggest, although no assurance can be given, that adenosine may be beneficial in these acute ischemic settings. The results of a single-center pilot investigation (i.e., significantly reduced injury measured six weeks after the procedure compared to measurements made at the time of hospital discharge), suggest that adenosine, as an adjunct to emergency angioplasty, may further limit the damage associated with acute myocardial infarction. The preliminary results from another single-center pilot study (i.e., statistically significant reductions in the cumulative amount of inotropes such as dopamine and dobutamine, and vasodilators such as nitroglycerin, required in the 24-hour period following surgery), suggest that adenosine, as an additive to standard cold-blood cardioplegia, may also limit the amount of cardiac support required during the early postoperative period following CABG surgery. These preliminary findings supported the initiation of three Phase II multicenter trials, including a placebo-controlled trial in CABG surgery (so-called AB-02 trial), a placebo-controlled trial using emergency (primary) angioplasty in acute myocardial infarction (so-called ALIVE trial), and a placebo-controlled trial using thrombolytic therapy in acute myocardial infarction (so-called AMISTAD trial). Patient enrollment for the AB-02 trial was completed during 1997 and the results of the study should be available by mid 1998. Due to difficulty in recruiting patients in a timely manner, the ALIVE trial has been terminated. Patient enrollment for the AMISTAD trial was completed in July and results of the study were presented by Dr. Kenneth Mahaffey, Duke Clinical Research Institute, at the 70th Scientific Sessions of the American Heart Association on November 10, 1997.

The AMISTAD trial revealed that patients with anterior MI who were treated with adenosine plus thrombolysis experienced median final infarct size of 15.0% (n=39) as compared to 45.5% (n=38) for patients treated with thrombolysis alone. For patients with non-anterior MI, infarct size was similar (11.5% (n=72) vs. 11.5% (n=72)) regardless of the addition of adenosine. Statistical analysis of the primary endpoint was carried out for the intent-to-treat population using protocol-specified methods and predetermined variables. As expected, MI location was the most significant variable related to the final infarct size, since anterior MI is typically much larger than non-anterior MI. But more importantly, for those patients with anterior MI, i.e., those at greatest risk, the use of adenosine resulted in significantly smaller final infarct size (p=0.014).

In a subset of patients, cardiac images were obtained at the time of hospital admission as well as at time of discharge in order to measure the amount of heart muscle at risk of irreversible injury prior to treatment. For patients with anterior MI, the amount of myocardium at risk was similar in the adenosine and non-adenosine groups, 49.5% (n=12) vs. 51.0% (n=9), respectively. However, the amount of heart muscle "saved", as a percentage of myocardium at risk, was greater with adenosine plus thrombolysis (62.3%) vs. thrombolysis alone (15.0%).

                              Medco Research, Inc.


Overall, at any time during hospitalization, cardiogenic shock (5.0% vs. 3.4%), congestive heart failure (10.1% vs. 6.8%), death (8.4% vs. 5.1%), and reinfarction (5.0% vs. 2.6%) were more common in the adenosine group compared to placebo. These differences were less apparent in the anterior MI subgroup and, overall, these event rates were far too low to draw any conclusions about clinical risk or benefit.

The study results (i.e., myocardial infarct size, as measured by nuclear imaging, is reduced by treatment with adenosine), are consistent with the basic literature describing the cardioprotective effects of adenosine in multiple animal models from various laboratories around the world. Subsequent clinical trials are necessary in order to establish the clinical benefit and overall safety profile of adenosine in this setting. The Company is currently in discussions with the FDA; its commercial partner, Fujisawa; and other third parties to determine the next development steps, including the possibility of a Phase III clinical program.

Regulatory Status: The original IND for Phase I studies was filed in November 1988. The Company has conducted three multicenter Phase II clinical trials in the U.S., Canada and Argentina under this IND.

Product License: The Company has a patent application pending in the U.S. and abroad for the use of adenosine to prevent further injury during acute myocardial infarction, and the Company is the sublicensee of Fujisawa, which is the exclusive licensee of a U.S. patent issued in 1989. (No assurance can be given that any pending application will result in any issued patent, or that any issued patent will provide any competitive protection to the Company or Fujisawa.) See "Patent and Proprietary Rights" below. See "Manufacturing and Marketing" below.

Competition: A wide variety of agents currently available or under investigation may be useful in these acute ischemic settings, including antiplatelet and anticoagulant agents, cardiosuppressants, perfluorochemicals, free radical scavengers, and adenosine analogs or modulators, which may compete directly with ADENOSINE FOR CARDIOPROTECTION.

Manufacturing and Marketing: ADENOSINE FOR CARDIOPROTECTION was included in the Company's 1988 exclusive license agreement with Fujisawa relating to ADENOSCAN. Pursuant to the May 1995 agreement with Fujisawa settling the litigation over the manufacturing and marketing of ADENOSCAN, all references to ADENOSINE FOR CARDIOPROTECTION in such license agreement were eliminated, and in May 1996, the parties entered into an agreement to jointly develop ADENOSINE FOR CARDIOPROTECTION. Under that agreement Fujisawa granted to the Company an exclusive sublicense under a U.S. patent under which Fujisawa is the exclusive licensee. Fujisawa has exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories, and it agreed to pay the Company 25% of net sales within the territories. The companies share equally all costs of development and any royalties due to third parties. Either the Company or Fujisawa may terminate the agreement and proceed alone providing it pays the other party, in twenty-four equal monthly installments, 100% of the money invested by the other party in the cardioprotective product, treated as an advance royalty, and an 8% royalty. If both parties decide to terminate the agreement then the parties shall share equally in the expenses and proceeds derived from the sale of the rights to such cardioprotective product to a third party.

                                ADENOSINE ANALOGS

The Compounds: Chemical derivatives, or analogs, of adenosine have been developed in an effort to improve the therapeutic utility of adenosine. The actions of adenosine are controlled or mediated through receptors, or specific recognition sites, on the surface of cells. Four adenosine receptor subtypes are known to exist (A1-, A2a-, A2b-, and A3-) and each is responsible for a
different  function.   Intravenous  adenosine,  or  first-generation  technology

                              Medco Research, Inc.


(commercially available as ADENOCARD or ADENOSCAN), is a non-selective agonist, i.e., it stimulates all receptor subtypes. Adenosine analogs, or second-generation technology, theoretically may be selective, i.e., may act through a specific receptor subtype. In addition, certain analogs may exhibit activity by oral administration.

Development Background: Theoretical rationale and preclinical data support the investigation of several A2a-agonists for a variety of applications including: diagnosis of coronary artery disease, promotion of wound healing, treatment of coronary artery disease, prevention of restenosis, and treatment of congestive heart failure. The Company's lead A2a-receptor agonist, MRE-0470, should theoretically produce coronary vasodilation (via stimulation of the A2a-receptor) while not producing transient heart block and arrhythmias (the effects of A1-receptor stimulation). Hence, the compound may hold potential as a second-generation pharmacologic stressor. With respect to MRE-0470, necessary animal toxicology and pharmacoloy studies are underway. In addition to these A2a-agonists, a lead A1-antagonist has been selected for pre clinical development (refer to Biomedica Foscama in "Product License" below), and an A3-agonist has been identified (refer to University of Ferrara in "Product License" below).

Regulatory Status:  Work is in progress to file an IND.

Competition:  ADENOCARD, ADENOSCAN, generic dipyridamole

Product License: The Company has an exclusive worldwide license to multiple U.S. patents and foreign counterparts held by Discovery Therapeutics, Inc. (DTI) related to A2a-agonists. The Company has an exclusive option through January 1999 to acquire New York University's worldwide rights for the use of adenosine A2a-receptor agonists for the promotion of wound healing. The Company has an option agreement with the University of Massachusetts to acquire exclusive rights to its patents issued and pending worldwide for the use of adenosine A2a-receptor agonists for the promotion of positive inotrophic effects in compromised myocardium. The Company also has an option agreement with Biomedica Foscama to acquire exclusive rights to its library of adenosine A1-antagonists patents issued and pending worldwide. The Company has expanded its research agreement with the University of Ferrara to include agonists and antagonists which exert their actions at the adenosine A1- and A3- receptor subtypes. A Provisional Patent Application has been filed with the United States Patent and Trademark office on a lead A3-agonist. (No assurance can be given that any pending application will result in any issued patent, or that any issued patent will provide any competitive protection to the Company or Fujisawa.)

                         ADENOSINE ALLOSTERIC MODULATORS

The Compounds: ADENOSINE ALLOSTERIC MODULATORS affect the action of endogenous adenosine in the form of enhancement or inhibition by binding at sites distinct from, but functionally linked to, the primary recognition site of a receptor. Binding site studies and functional assays have shown that the enhancers "amplify" the effects of adenosine. Research is underway to establish the exact molecular mechanisms of this class of compounds. Allosteric enhancers may increase the actual number of adenosine receptors in the "active" or high-affinity state. Accordingly, although no assurance can be given, allosteric enhancers may be therapeutically useful when internal adenosine signals are weak.

Development Background: This new series of compounds was discovered and synthesized in the laboratories of Professor Giovanni Baraldi at the University of Ferrara, Italy as part of a basic research collaboration agreement between

                              Medco Research, Inc.


the Company and the University of Ferrara. The agreement grants the Company exclusive ownership of all intellectual properties relating to allosteric modulators derived from the collaboration.

Product License: The Company has filed patent applications with the U.S. Patent and Trademark Office and intends to file companion applications overseas for the first series of compounds synthesized and tested by Dr. Baraldi and colleagues. (No assurance can be given that any pending application will result in any issued patent, or that any issued patent will provide any competitive protection to the Company or Fujisawa.)

Regulatory Status: The subject compounds are in the research/discovery stage, and the Company therefore has no need to commence regulatory work.

Competition: The Company has no knowledge of the existence of any additional adenosine allosteric inhibitors.

                    GOVERNMENT REGULATION OF PHARMACEUTICALS


The Company is engaged in a business in which strict federal regulation through the FDA is a significant factor. Such regulations relate primarily to the safety and efficacy, but also govern manufacturing, labeling, advertising and marketing, of pharmaceutical products.

In order to test clinically and later market pharmaceutical products, a company must obtain marketing clearance from the FDA in the United States and comparable governmental agencies in other countries. The FDA requires substantial evidence of the safety and efficacy of new drugs and the approval process involves several steps. Each of these steps can be time consuming and expensive, and regulatory approval can never be predicted nor assured.

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

                              Medco Research, Inc.


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


HATCH-WAXMAN ACT

The Hatch-Waxman Act provides for limited marketing exclusivity for pharmaceutical products which receive NDA approval from the FDA, independent of any issued patents which may apply. If a pharmaceutical product receives NDA approval, and the FDA has not previously approved any other product containing the same active ingredient, including any salt or ester of the active ingredient, then the Hatch-Waxman Act does not permit any abbreviated generic NDA ("ANDA") to be submitted by another company for that drug product for five years from the date of NDA approval. If an NDA approval is received for a

                              Medco Research, Inc.


pharmaceutical product containing an active ingredient or salt or ester of an active ingredient that has been previously approved by the FDA, and if that NDA approval was secured in part through the submission to the FDA of new clinical investigations other than bioavailability studies, then the Hatch-Waxman Act prohibits the FDA from making effective the approval of an ANDA for that product by another company for a period of three years from the date of NDA approval. This limited exclusivity provision is automatically granted upon NDA approval as applicable and does not require special consideration. Within the Company's current portfolio of products, ADENOSCAN and ADENOSINE FOR CARDIOPROTECTION qualify for three years of exclusivity, under this provision.


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

                              Medco Research, Inc.


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

In the case of ADENOSCAN, one such third party with potential claims has been identified. In 1987, such third party filed broad patent applications relating to uses of adenosine. The third party has told the Company that its applications make certain claims which may be relevant to the development and commercialization of the Company's adenosine products, including ADENOSCAN and ADENOSINE FOR CARDIOPROTECTION. This third party also has an issued Canadian patent which appears to have priority over the Company's Canadian patent for ADENOSCAN. The third party already has told the Company and Fujisawa that it would like to enter into a license agreement covering its pending claims, and negotiations are on-going. However, there can be no assurance either that any license can be negotiated with this third party on mutually acceptable, or commercially reasonable, terms or that the owner of this patent application will not seek to enforce against the Company's products, or against its development activities, any patent that may issue.

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

RESEARCH AND DEVELOPMENT

The Company expended for research and development  $6,902,092,  $5,839,278,  and
$8,535,187   during  the  years  ended   December  31,  1997,   1996  and  1995,
respectively.

                              Medco Research, Inc.

EMPLOYEES

As of March 11, 1998 the Company employed twenty-three persons on a full-time basis. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company will need to hire additional scientific and support personnel as it expands its operations.

ITEM 2.  PROPERTIES

The Company leases approximately 11,900 square feet of office space, in Research Triangle Park, North Carolina, for its corporate offices under a lease that expires in July 1998. The Company extended this lease through November 30, 1998 with the Company's sole discretion to extend for an additional 30 days until December 31, 1998. The Company has entered into a letter of intent to lease a facility no later than December 31, 1998 which will be adequate for the Company's present and future operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company prevailed in the liability claims pending against it as reported in its 1996 Form 10-K: In November 1997, the American Arbitration Association denied, in its entirety, the damage claims of Dr. Eliezer Rapaport; and in May 1997 the United States Court of Appeals for the 7th Circuit unanimously affirmed the dismissal of the class action litigation alleging the Company had violated federal securities laws. Both decisions are final and binding on the parties.

There are no material legal proceedings pending against the Company. However, on October 3, 1997, Richard A. Wilson, Debra A. Angello, and Paul S. Angello ("Plaintiffs") filed a complaint against Fujisawa, USA, Inc. in the United States District Court, District of Oregon, alleging that Fujisawa's sale of ADENOSCAN in the United States induces, or contributes to, the infringement of plaintiffs' U.S. Patent No. 4,824,660 ("the `660 patent"), entitled "Method of Determining the Viability of Tissue in an Organism." which the Patent Office issued on April 25, 1989. According to plaintiffs, the `660 patent claims a specific technique for more reliably locating viable or nonviable regions of heart tissue, namely using an adenosine triphosphate repleting agent such as ribose or adenosine as an adjunct to radioactive isotope (e.g., thallium-201) myocardial perfusion scintigraphy, where regions of heart tissue in which the scan images show no radioactivity indicate the presence of nonviable heart tissue. In its Answer and Counterclaim, Fujisawa denied that it infringed any of the claims of the `660 patent and alleged that the `660 patent was invalid. Fujisawa further alleged that plaintiffs' claims of patent infringement were barred by the doctrines of laches and estoppel. In its Counterclaim, Fujisawa requested a declaratory judgment that it did not infringe the claims of the `660 patent and that such patent is invalid.

This action is in the pre-discovery motion stage. Fujisawa has advised the Company that Fujisawa intends to vigorously defend this action and believes it has no merit. Under the terms of its ADENOSCAN exclusive license agreement with Fujisawa, the Company will reimburse Fujisawa for 50% of the cost of defending this action.

The Company also believes the action has no merit. The Company has long been aware of the `660 patent, and as part of its normal operating procedures the
Company  has  received  the  written   opinions  of  separate patent  counsel
that the manufacture and sale of ADENOSCAN for use in myocardial imaging does not infringe any valid claim of the `660 patent. The Company disclosed its receipt of its patent counsel non-infringement opinion in its 1993 Form 10-K Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                              Medco Research, Inc.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol MRE. The following table sets forth the high and low sales prices of the Company's Common Stock on the American Stock Exchange during the applicable periods.

                     Quarter Ended                        High           Low
                     -------------                        ----           ---

Calendar 1997:

                    March 31, 1997                        $13 3/8       $7 3/4
                    June 30, 1997                           9 13/16      7 3/4
                    September 30, 1997                     14            9 5/8
                    December 31, 1997                      17 1/8       12 3/4


Calendar 1996:

                    March 31, 1996                        $12 1/8      $ 9
                    June 30, 1996                          11 1/2        8 7/8
                    September 30, 1996                     10 1/4        8
                    December 31, 1996                      11 5/8        8 3/4

The Company had 237 owners of record and in excess of 4,911 beneficial owners of its Common Stock as of March 11, 1998, based upon information provided by the Company's transfer agent.


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



ITEM 6.  SELECTED FINANCIAL DATA



The following selected consolidated financial data for the five years ended December 31, 1997, 1996, 1995, 1994 and 1993 has been derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial information included elsewhere in this report.

                              Medco Research, Inc.


Summary Consolidated Statement of Operations Data:

OPERATIONS                                                 Years Ended December 31,
                               ----------------------------------------------------------------------------------
                                        1997             1996            1995             1994            1993
Revenue                            $22,782,306      $15,824,073     $13,007,734      $10,688,619      $9,345,256
Costs and Expenses                  12,569,177       11,502,428      16,540,176       15,103,087      12,903,575
Net Income (Loss)                   10,213,128        4,321,645      (3,532,442)      (4,414,468)     (3,558,319)
Basic Earnings (Loss) per
  Common Share                           $0.97            $0.40          $(0.32)          $(0.40)         $(0.32)
Diluted Earnings (Loss) per
  Common Share                           $0.96            $0.40          $(0.32)          $(0.40)         $(0.32)
Weighted Average Shares
  Outstanding                       10,545,533       10,917,920      11,023,921       11,144,938      11,182,376
Weighted Average Shares
  Outstanding Assuming
  Dilution                          10,620,785       10,938,357      11,023,921       11,144,938      11,182,376
Cash Dividends Declared
  per Common Share                           -                -               -                -               -



Summary Consolidated Balance Sheet Data:

                                                                 December 31,
                               ----------------------------------------------------------------------------------
                                        1997             1996            1995             1994            1993
Working Capital                    $20,158,833      $18,372,970     $27,734,612      $24,883,199     $13,089,253
Total Assets                        49,612,714       42,628,404      43,121,656       44,680,299      49,298,432
Stockholders' Equity                44,656,284       36,499,005      35,099,683       38,901,572      45,577,377
Accumulated (Deficit)               (1,180,819)     (11,393,947)    (15,715,592)     (12,183,150)     (7,768,682)
Net Book Value
  Per Share                               4.25             3.40            3.19             3.53            4.07


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

For calendar 1997, adenosine royalties (ADENOCARD and ADENOSCAN) increased 49% and operating expenses increased 5% which resulted in a net income of $10,213,128 for 1997, or $0.97 basic earnings per share, compared to $4,321,645, or $0.40 basic earnings per share, for 1996. Earnings per share on a diluted basis for 1997 and 1996 were $0.96 and $0.40, respectively. Two-thirds of all royalty income in the two-year period ended December 31, 1997 resulted from Fujisawa sales of ADENOSCAN in the United States.

In February 1997, Sanofi successfully registered ADENOSCAN in 14 member countries of the European Community through the mutual recognition procedure. In March 1997, the Company formed a basic research collaboration with Professor Giovanni Baraldi, Department of Pharmaceutical Chemistry, University of Ferrara, Italy, to discover novel adenosine-receptor compounds. In June 1997, the Company's development and commercial partner for adenosine in Japan, Suntory Limited, announced plans to initiate Phase III clinical trials of ADENOSCAN for use with thallium perfusion imaging to detect coronary artery disease in patients unable to exercise adequately. Also in June, the Company obtained an option from NYU to exclusively license worldwide rights for the development, manufacturing, use and sale of adenosine A2a-receptor agonists in the field of wound healing. In August 1997, the Company and Discovery Therapeutics, Inc.

                              Medco Research, Inc.


entered  into  an  alliance   dedicated  to  the  discovery,   development   and
commercialization of compounds that stimulate the A2a subfamily of adenosine receptors ("A2a-agonists"). In October 1997, the Company announced the discovery of ADENOSINE ALLOSTERIC MODULATORS. In November 1997, the Company's results from the AMISTAD multi-center trial (Acute Myocardial Infarction Study of Adenosine) and the use of adenosine combined with heparin in the treatment of chronic stable angina were reported at the 70th Scientific Sessions of the American Heart Association in Orlando, Florida. In December 1997, the Company obtained an option from Biomedica Foscama to exclusively license its library of adenosine A1-antagonists.


RESULTS OF OPERATIONS

The accompanying consolidated financial statements and certain selected financial data have been presented for the calendar years ended December 31, 1997, 1996 and 1995. The Company's presentation of the Consolidated Statements of Operations reflect gross margin related to royalty revenues followed by operating expenses and other income (expense).


Calendar Year 1997 Compared to Calendar Year 1996

Royalty Revenues. The Company's 1997 royalty revenue increased from $13,453,958 to $20,000,366, an increase of 49%, primarily due to continued
quarter-to-quarter increases in unit sales of ADENOSCAN by Fujisawa, the Company's North American licensee. Fujisawa is responsible for substantially all of the royalty revenue of the Company.

Gross Margin. The Company's 1997 gross margin from adenosine revenues increased from $10,880,081 to $17,015,292, an increase of 56% due to the continued shift in the product sales mix to ADENOSCAN and continued quarter-to-quarter increases in unit sales of ADENOSCAN, a drug for which the Company owns the underlying patent and therefore pays no third party royalty. Royalty expense, which is payable to the University of Virginia Alumni Patents Foundation from whom the Company acquired exclusive rights to ADENOCARD, and represents one-half of royalty revenue earned by the Company from ADENOCARD sales, increased from $2,573,877 to $2,985,074, an increase of 16%.

Operating Expenses. Total operating expenses increased from $8,841,551 to $9,295,693, an increase of 5% due to an increase in research and development expenditures for ADENOSINE FOR CARDIOPROTECTION and ADENOSINE ANALOGS.

Research and development costs increased from $5,839,278 to $6,902,092, an increase of 18%. Research and development expenditures were higher during 1997 primarily due to nearing the completion of the Company's three multi-center Phase II trials associated with ADENOSINE FOR CARDIOPROTECTION and pursuing the filing of an IND for MRE-0470, an adenosine A2a-receptor agonist for the diagnosis of coronary artery disease.

General and administrative expenses decreased from $3,002,273 to $2,393,601, a decrease of 20%. This reduction is primarily the result of lower overall spending in 1997 and one-time employee related charges incurred in 1996.

                              Medco Research, Inc.


Other Income. Interest income increased from $2,020,115 to $2,099,550, an increase of 4%. Investment income was higher in 1997 mainly due to higher investment balances. Other income increased from $350,000 to $682,389, an increase of 95%. This increase is related to non-royalty receipts under licensing agreements, such as license fees or milestone payments, and the timing in which these receipts can be recognized as revenues. Such receipts are not recognized as revenues prior to the completion of the related milestones.

Basic Earnings Per Share. Basic earnings per share increased from $0.40 per share in 1996 to $0.97 per share in 1997 on weighted average common shares outstanding of 10,917,920 and 10,545,533, respectively. The basic earnings per share reflects net income of $4,321,645 and $10,213,128 in 1996 and 1997, respectively.

Calendar Year 1996 Compared to Calendar Year 1995

Royalty Revenues. The Company's 1996 royalty revenue increased from $9,770,124 to $13,453,958, an increase of 38%, due to quarter-to-quarter increases since its July 31, 1995 launch in unit sales of ADENOSCAN by Fujisawa, the Company's North American licensee. Fujisawa is responsible for substantially all of the royalty revenue of the Company.

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

Research and development costs decreased from $8,535,187 to $5,839,278, a decrease of 32%, and returned to historical levels. Research and development expenditures were higher during 1995 principally due to the Company's pivotal trial work associated with VIASCINT and BIDIL, for which NDAs were filed in 1996. Expenditures in 1996 reflect activities associated with a product portfolio in earlier stages of development, including joint development with Fujisawa of ADENOSINE FOR CARDIOPROTECTION.

General and administrative expenses decreased from $3,949,438 to $3,002,273, a decrease of 24%. This improvement in general and administrative expenses is mainly attributed to lower legal expenses during 1996 related to the pending class action litigation.

Other Income. Interest income decreased from $2,237,610 to $2,020,115, a decrease of 10%. Investment income was lower in 1996 mainly due to slightly higher yields and higher investment balances in 1995. Other income decreased from $1,000,000 to $350,000, a decrease of 65%. This decrease is related to non-royalty receipts under licensing agreements, such as license fees or

                              Medco Research, Inc.


milestone payments, and the timing in which these receipts can be recognized as revenues. Such receipts are not recognized as revenues prior to the completion of the related milestones and must be refunded in part or completely if the related milestones are not met.

Basic Earnings (Loss) Per Share. Basic earnings/loss per share improved from a loss of $0.32 per share in 1995 to income of $0.40 per share in 1996 on weighted average common shares outstanding of 11,023,921 and 10,917,920, respectively. The basic earnings/loss per share reflects a net loss of $3,532,442 and income of $4,321,645 in 1995 and 1996, respectively.


FINANCIAL CONDITION

As of December 31, 1997, the Company had total cash and investments of $40,529,469 comprised of $2,726,486 of cash and cash equivalents and $37,802,983 of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies and high quality corporate debt securities. The Company's working capital as of December 31, 1997 was $20,158,833 compared to $18,372,970 as of December 31, 1996.

Included in liabilities at December 31, 1997 is an accrued liability (current and non-current portion) of $1.5 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to ADENOSCAN. See Note 6 to the Company's Financial Statements included in Item 8 below.

The Company recognized a full valuation allowance for its deferred tax asset due to the uncertainty surrounding timing of partnering arrangements and the uncertainty surrounding the ultimate cost of the research, clinical trials and other development of pharmaceutical products that potentially could adversely affect future operations and profit levels. See Note 9 to the Company's Financial Statements included in Item 8 below.

ADENOSCAN is currently marketed in the United States, Canada, the United Kingdom, Australia, Ireland, and Germany. ADENOCARD is currently marketed in the United States and Canada, the United Kingdom plus Austria, Australia, Belgium, Bulgaria, Chile, the Czech Republic, Denmark, the Dominican Republic, Egypt, Finland, France, French Polynesia, Germany, Greece, Guatemala, Hungary, India, Indonesia, Ireland, Italy, Jordan, Kuwait, Latvia, Libya, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Qatar, Saudi Arabia, Singapore, Slovakia, South Africa, South Korea, Spain, Switzerland, Taiwan, Thailand, Ukraine, the United Arab Emirates and Uruguay.

The Company will not generate royalties from the sale of its products until its licensees receive marketing clearance from the FDA or appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the short term the Company expects to receive substantially all of its royalty revenues from sales of its products, in the U.S. by Fujisawa.

The FASB has issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which applies to all entities with publicly held common stock or potential common stock. SFAS No. 128 requires the Company to change its method of computing, presenting, and disclosing earnings per share information. This Statement replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. SFAS No. 128 also requires dual

                              Medco Research, Inc.


presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has adopted the Statement and accordingly, restated all prior-period data presented to conform with the provisions of SFAS No. 128. See Note 1, under the caption "Earnings Per Share", to the Company's Financial Statements included in Item 8 below.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

IMPACT OF YEAR 2000

The Company has assessed the impact Year 2000 could have on its operations and does not anticipate that the Year 2000 will materially impact the Company's information systems, business and ability to operate in a well-controlled environment.

CAUTIONARY STATEMENT

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are forward looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings.

                              Medco Research, Inc.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Medco Research, Inc. are included in this report:

Page     22       Report of Independent Accountants

Page     23       Independent Auditors' Report

Page     24       Consolidated Balance Sheets--December 31, 1997 and 1996

Page     25       Consolidated  Statements of  Operations--Years  Ended December
                  31, 1997, 1996 and 1995

Page     26       Consolidated  Statements of Stockholders'  Equity--Years Ended
                  December 31, 1997, 1996 and 1995

Page     27       Consolidated  Statements of Cash  Flows--Years  Ended December
                  31, 1997, 1996 and 1995

Page     29       Notes to Consolidated Financial Statements

                              Medco Research, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Medco Research, Inc.:

We have audited the accompanying consolidated balance sheet of Medco Research, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medco Research, Inc. and subsidiary as of December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






                                                COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
January 22, 1998

                              Medco Research, Inc.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medco Research, Inc.:

We have audited the accompanying consolidated balance sheet of Medco Research, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medco Research, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company is party to certain claims and litigation. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for liability, if any, that may result from the resolution of such matters have been recognized in the accompanying consolidated financial statements.



                                          KPMG PEAT MARWICK LLP





Raleigh, North Carolina
January 28, 1997

                              Medco Research, Inc.





                                                   Medco Research, Inc.

                                               Consolidated Balance Sheets
                                                                                                      December 31,
                                                                                       ----------------------------------------
                                                                                               1997                  1996
                                                                                       ----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                $  2,726,486        $  9,106,695
   Investments held to maturity (Note 2)                                                      14,272,791           6,439,219
   Accounts and notes receivable:
     Royalties                                                                                 6,003,629           3,794,264
     Other                                                                                       244,486           2,227,361
   Accrued interest income                                                                       563,294             376,864
   Prepaid expenses and other                                                                    503,568             292,892
                                                                                       ----------------------------------------
Total current assets                                                                          24,314,254          22,237,295
Investments held to maturity (Note 2)                                                         23,530,192          19,578,934
Deferred asset (Note 6)                                                                                -             124,212
Property and equipment, at cost, net of accumulated depreciation (Note 3)                        243,996             307,521
Patent,  trademark and distribution  rights, at cost, net of accumulated  amortization
   of $277,406 (1997) and $62,268 (1996) (Note 5)                                              1,524,272             380,442
                                                                                       ----------------------------------------
Total assets                                                                                 $49,612,714         $42,628,404
                                                                                       ========================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                    $  2,378,933        $  2,308,857
   Accrued royalties (Note 5)                                                                  1,300,650           1,179,557
   Accrued compensation                                                                          475,838             375,911
                                                                                       ----------------------------------------
Total current liabilities                                                                      4,155,421           3,864,325
   Deferred revenue (Note 7)                                                                           -             548,202
   Deferred royalty payment (Note 6)                                                             451,009           1,716,872
   Other long-term liabilities                                                                   350,000                   -
Stockholders' equity (Note 8):
   Common stock, no par value,  authorized  40,000,000 shares;  shares issued of
     11,182,832  and  11,155,832 at December 31, 1997,  and 1996,  respectively;
     shares
     outstanding   of  10,513,932  and  10,740,032  at  December  31,  1997  and  1996,       52,513,135          52,216,010
     respectively
   Accumulated deficit                                                                        (1,180,819)        (11,393,947)
   Cost of stock held in  treasury,  668,900 and 415,800  shares at December  31, 1997
     and 1996, respectively                                                                   (6,676,032)         (4,323,058)
                                                                                       ----------------------------------------
Total stockholders' equity                                                                    44,656,284          36,499,005
                                                                                       ----------------------------------------
Commitments and contingencies (Notes 5, 6  and 11)
                                                                                       ----------------------------------------
Total liabilities and stockholders' equity                                                   $49,612,714         $42,628,404
                                                                                       ========================================

         See accompanying notes to consolidated financial statements.





                              Medco Research, Inc.





                                          Consolidated Statements of Operations

                                                                                  Years Ended December 31,
                                                                   ------------------------------------------------------
                                                                         1997               1996             1995
                                                                   ------------------------------------------------------


          Royalty revenue (Note 5)                                       $20,000,366       $13,453,958      $9,770,124
          Royalty expense (Note 5)                                         2,985,074         2,573,877       3,955,551
                                                                   ------------------------------------------------------
            Gross margin                                                  17,015,292        10,880,081       5,814,573
                                                                   ------------------------------------------------------

         Operating expenses:
            Research and development costs                                 6,902,092         5,839,278       8,535,187
            General and administrative expenses                            2,393,601         3,002,273       3,949,438
                                                                   ------------------------------------------------------
                                                                           9,295,693         8,841,551      12,484,625
                                                                   ------------------------------------------------------
            Operating income (loss)                                        7,719,599         2,038,530      (6,670,052)
                                                                   ------------------------------------------------------

         Other income:
            Interest income                                                2,099,550         2,020,115       2,237,610
            Other income (Note 7)                                            682,389           350,000       1,000,000
                                                                   ------------------------------------------------------
                                                                           2,781,939         2,370,115       3,237,610
                                                                   ------------------------------------------------------

         Income (loss) before income taxes                                10,501,538         4,408,645      (3,432,442)

         Provision for income taxes (Note 9)                                 288,410            87,000         100,000
                                                                   ------------------------------------------------------

         Net income (loss)                                               $10,213,128       $ 4,321,645     $(3,532,442)
                                                                   ======================================================

         Basic earnings (loss) per share                                       $0.97             $0.40          $(0.32)
                                                                   ======================================================

         Diluted earnings (loss) per share                                     $0.96             $0.40          $(0.32)
                                                                   ======================================================

         Weighted average shares outstanding                              10,545,533        10,917,920      11,023,921
                                                                   ======================================================

         Weighted average shares outstanding
           assuming dilution                                              10,620,785        10,938,357      11,023,921
                                                                   ======================================================



                  See accompanying notes to consolidated financial statements.





                              Medco Research, Inc.





                                  Consolidated Statements of Stockholders' Equity

                              Common stock
                        ---------------------------
                                                       Unrealized
                                                     gain (loss) on
                                                       investment
                                                       securities
                         Number of                    available for     Accumulated     Cost of stock held
                           shares         Amount           sale            deficit          in treasury            Total
                        --------------------------------------------------------------------------------------------------

Balance at December
   31, 1994               11,020,947    $51,376,034     $(291,312)     $(12,183,150)       $         -        $38,901,572
   Stock options             148,585        953,757             -                 -                  -            953,757
     exercised
   Stock held in            (142,100)             -             -                 -         (1,534,707)        (1,534,707)
     treasury
   Compensation
     expense
     related to                    -         44,568             -                 -                  -             44,568
     stock options
   Stock
     repurchased             (13,700)      (158,349)            -                 -                  -           (158,349)
     and retired
   Change in the
     value of
     available for                 -              -       425,284                 -                  -            425,284
     sale
     investment
     securities
   Net loss                        -              -             -        (3,532,442)                 -         (3,532,442)
                       ---------------------------------------------------------------------------------------------------
Balance at
   December 31,           11,013,732     52,216,010       133,972       (15,715,592)        (1,534,707)        35,099,683
   1995
   Stock held in            (273,700)             -             -                 -         (2,788,351)        (2,788,351)
     treasury
   Change in the
     value of
     available for                  -             -      (133,972)                -                   -          (133,972)
     sale
     investment
     securities
    Net income                     -              -             -         4,321,645                  -          4,321,645
                       ---------------------------------------------------------------------------------------------------
Balance at
   December 31,            10,740,032    52,216,010             -       (11,393,947)        (4,323,058)        36,499,005
   1996
   Stock options              27,000        297,125             -                 -                  -            297,125
     exercised
   Purchase of
     stock held in          (253,100)             -             -                 -         (2,352,974)        (2,352,974)
     treasury
   Net income                      -              -             -        10,213,128                  -         10,213,128
                       ===================================================================================================
Balance at
   December 31,           10,513,932    $52,513,135     $       -       $(1,180,819)       $(6,676,032)       $44,656,284
   1997
                       ===================================================================================================


See accompanying notes to consolidated financial statements.





                              Medco Research, Inc.





                                                   Medco Research, Inc.

                                          Consolidated Statements of Cash Flows


                                                                                 Years Ended December 31,
                                                                -----------------------------------------------------------
                                                                       1997                1996               1995
                                                                -----------------------------------------------------------

Operating activities
Net income (loss)                                                     $10,213,128          $4,321,645        $(3,532,442)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                               101,965             143,934            127,213
     Amortization of patent, trademark and distribution
       rights                                                             573,817              51,403              9,085
     Gain on investments held to maturity                                       -                   -                (45)
     Gain on investments available for sale                                     -             (49,258)            (7,302)
     Net amortization of investment discount                             (101,869)           (260,912)          (686,023)
     Loss on property and equipment                                        10,852                   -                  -
     Loss on disposal of patents                                           14,759                   -                  -
     Settlement payment from Fujisawa                                           -                   -          2,000,000
     Settlement payment to Abbott                                               -                   -         (2,000,000)
     Compensation expense related to stock options                              -                   -             44,568
     Changes in operating assets and liabilities:
         Accounts receivable                                             (226,490)         (2,286,735)           241,480
         Accrued interest income                                         (186,430)           (124,644)           152,893
         Prepaid expenses and other                                       109,876              34,427             12,558
         Deferred asset                                                   124,212           1,727,703            298,085
         Accounts payable and accrued expenses                            199,451            (126,659)           626,806
         Accrued royalties                                                121,093            (129,764)          (934,784)
         Deferred  revenue                                               (548,202)           (751,798)          (650,000)
         Deferred royalty payment                                      (1,265,863)           (884,353)          (148,775)
                                                                -----------------------------------------------------------
Net cash provided by (used in) operating activities                     9,140,299           1,664,989         (4,446,683)
                                                                -----------------------------------------------------------







                                   (Continued)




                              Medco Research, Inc.





                                    Consolidated Statements of Cash Flows (continued)

                                                                                    Years Ended December 31,
                                                                 ---------------------------------------------------------------
                                                                        1997                  1996               1995
                                                                 ---------------------------------------------------------------

Investing activities
Purchase of securities held to maturity                               (20,161,540)        (45,631,850)       (23,963,079)
Purchase of securities available for sale                                       -             (76,012)          (366,275)
Maturity of securities held to maturity                                 8,478,579          46,450,367         28,171,395
Principal repayments on securities held to maturity                             -                   -          1,424,924
Proceeds from sale of securities available for sale                             -           5,655,967          3,312,378
Purchases of property and equipment                                       (51,298)           (121,786)          (141,423)
Proceeds from sale of property and equipment                                2,006                   -                  -
Purchases of patent, trademark and distribution rights                 (1,732,406)           (351,403)                 -
                                                                 ---------------------------------------------------------------
Net cash provided by (used in) investing activities                   (13,464,659)          5,925,283          8,437,920
                                                                 ---------------------------------------------------------------

Financing activities
Purchase of stock for retirement                                                -                   -           (158,349)
Net proceeds from exercise of stock options                               297,125                   -            953,757
Purchase of stock held in treasury                                     (2,352,974)         (2,788,351)        (1,534,707)
                                                                 ---------------------------------------------------------------
Net cash used in financing activities                                  (2,055,849)         (2,788,351)          (739,299)
                                                                 ---------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (6,380,209)          4,801,921          3,251,938
Cash and cash equivalents at beginning of year                          9,106,695           4,304,774          1,052,836
                                                                 ---------------------------------------------------------------
Cash and cash equivalents at end of year                              $ 2,726,486         $ 9,106,695        $ 4,304,774
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

                        December 31, 1997, 1996 and 1995

1.       Summary of Significant Accounting Policies

Company Operations

Medco Research, Inc. is an emerging pharmaceutical company engaged in the global commercialization of cardiovascular medicines and adenosine-based products.

The Company's business approach has been to carefully evaluate and selectively acquire product candidates, thereby reducing the costs and risks associated with basic research and drug discovery. These product opportunities and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents which, in the opinion of the Company's patent counsel, are enforceable. The Company then sponsors and directs any additional pre clinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. Historically the Company has licensed the manufacturing and marketing rights to the product to a corporate partner in exchange for licensing fees and royalty payments on future product sales. A portion of formulation development, as well as microbiology, chemistry, manufacturing and controls information, are typically provided by the Company's licensed corporate partner, and the Company then submits to the United States Food and Drug Administration (the "FDA") a New Drug Application ("NDA") to obtain the FDA's clearance to market the drug.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about the Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not readily available, fair values are based on quoted

                              Medco Research, Inc.


market prices of comparable instruments. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amount of cash and equivalents, accounts receivable and payable, and accrued royalties approximates fair value because of the short maturity of those instruments. The fair value of investments was based primarily on quoted market prices. If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.

Investments

The Company's investments include primarily investments in marketable debt securities which are recorded at cost, net of amortization of premiums and discounts. All premiums and/or discounts are amortized over the remaining term of the related security using the straight-line method which does not differ significantly from the level-yield method. The Company's investments are accounted for in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and are accounted for as follows:
(1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings;
(3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company's investments are accounted for as held-to-maturity securities as of December 31, 1997 and 1996. The classification of investments is determined on the date of acquisition. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual investments for other-than-temporary impairments.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over five years.

Trademark and Distribution Rights

The cost of acquiring trademark and distribution rights is amortized over 15 years using the straight-line method. Periodically, these costs are reviewed and adjusted based on the estimated future financial benefits of the underlying product.

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

                              Medco Research, Inc.

1.       Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Statement of Financial Accounting Standard No. 105 requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and investments.

The Company invests its excess cash primarily in U.S. Government and high-quality corporate debt securities and commercial paper. The commercial paper securities are highly liquid and the governmental securities typically mature within one to three years (although there is an established secondary market for sales at any given time). The majority of the accounts receivable balance relates to one customer (See Note 5). Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

Deferred Revenue

Revenues derived from license agreements are recorded as earned based on the performance requirements of the related contract.

Research and Development

All research and development costs are expensed as incurred.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                              Medco Research, Inc.

1.       Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. The Company is now required to report both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during a period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents, primarily stock options, outstanding during a period. Upon adoption, all prior period data has been restated to conform to the provisions of SFAS No. 128.

The net income (loss) used for both basic and dilutive earnings per share for each of the years ended December 31, 1997, 1996, and 1995 was the same. The following is a reconciliation of the weighted average number of common shares and common share equivalents used to determine diluted earnings (loss) per share for each of the years ended December 31, 1997, 1996, and 1995:

                                                                Years Ended December 31,
                                                      ------------------------------------------------
                                                           1997             1996            1995
                                                      ---------------- --------------- ---------------
     Basic-weighted average shares outstanding           10,545,533      10,917,920       11,023,921

     Net effect of dilutive stock options
     based on treasury stock method
     using average market price                              75,252          20,437                -
                                                      -------------- --------------- -----------------

     Weighted average shares assuming
     dilution                                            10,620,785      10,938,357       11,023,921
                                                      ============== =============== =================


Adoption of New Accounting Pronouncements

The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for its fiscal year ending December 31, 1998. SFAS No. 131 requires the Company to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Preliminary analysis of this pronouncement by the Company indicates that the pronouncement will not have a material impact on the Company.

The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount

                              Medco Research, Inc.


representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. Preliminary analysis of this pronouncement by the Company indicates that the pronouncement will not have a material impact on the Company.


2.       Investments

The aggregate values of investment securities at December 31, 1997 and 1996 along with unrealized gains and losses determined on an individual security basis are as follows:


                                                                     GROSS                  GROSS
                                                                  UNREALIZED             UNREALIZED              MARKET
                                                 COST                GAINS                 LOSSES                VALUE
                                           ----------------- ---------------------- ---------------------- -------------------
1997 Held to maturity
U.S. Government                                 $26,003,402                $40,248         $            -         $26,043,650
Corporate Obligations                            11,799,581                      -               (84,645)          11,714,936
                                           ================= ====================== ====================== ===================
Total securities held to maturity               $37,802,983                $40,248              $(84,645)         $37,758,586
                                           ================= ====================== ====================== ===================

1996 Held to maturity
U.S. Government                                 $18,505,359            $         -              $(58,309)         $18,447,050
Corporate Obligations                             7,512,794                      -               (24,900)           7,487,894
                                           ================= ====================== ====================== ===================
Total securities held to maturity               $26,018,153            $         -              $(83,209)         $25,934,944
                                           ================= ====================== ====================== ===================

There were no realized gains or losses in 1997. Net realized gains in 1996 were $49,258 as a result of the sale of the Pimco Fund. Net realized gains in 1995 were $7,302 as a result of the sale of the Preferred Dividend Fund.

The following represents the contractual maturities of investments held as of December 31, 1997.



               Less than 1 year                            $14,272,791
               1 to 5 years                                 23,530,192
                                                           ===========
               Total                                       $37,802,983
                                                           ===========



3.       Property and Equipment

                                                     December 31,
                                                  1997             1996
                                         -----------------------------------

Property and equipment                          $717,675          $785,269
Accumulated depreciation                        (473,679)         (477,748)
                                         ===================================
                                                $243,996          $307,521
                                         ===================================

                              Medco Research, Inc.

4.       Leases

The Company leases office space under an operating lease which expires in July 1998. Lease expense approximated $210,800, $206,100, and $203,700 in 1997, 1996 and 1995, respectively. The Company extended this lease through November 30, 1998 with the Company's sole discretion to extend for an additional 30 days until December 31, 1998. Future minimum lease payments under this lease agreement and its extension through December 31, 1998 are approximately $220,000.


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


Under present agreements with third parties, the Company has obligations as of December 31, 1997 to pay $550,000 in nonrefundable payments which are payable in quarterly installments of $50,000 through July 1, 2000. The Company may also be required to pay a maximum of $6,500,000 in nonrefundable payments generally upon the completion of development milestones and the FDA's approvals of the applicable NDAs.

In October 1989, the Company received FDA approval to market ADENOCARD in the United States. The Company entered into agreements with Fujisawa USA, Inc. (Fujisawa) for the manufacture and marketing of ADENOCARD in the United States and Canada and is receiving and will receive royalties from Fujisawa based on a percentage of ADENOCARD net sales. The Company has also entered into an agreement with Sanofi Pharma (France) (Sanofi) for the manufacture and marketing

                              Medco Research, Inc.


of ADENOCARD in all countries other than the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. The Company is receiving and will receive royalties from Sanofi based on a percentage of ADENOCOR and KRENOSIN sales. One half of all royalties received from ADENOCARD, ADENOCOR and KRENOSIN sales are payable by the Company to the University of Virginia Alumni Patents Foundation from whom the Company acquired rights to ADENOCARD. Substantially all royalty income and expenses in the period ended December 31, 1995 resulted from Fujisawa sales of ADENOCARD in the United States.


In 1988, the Company entered into a Development and License Agreement (the "Agreement") with Fujisawa that provides for Fujisawa to fund one-half of the development costs (as incurred) of ADENOSCAN, and other products. Under the agreement, Fujisawa will have manufacturing and marketing rights to these drugs in the United States and Canada upon the Company's receipt of the required regulatory approvals, and will pay the Company royalties based on sales of these drugs. Royalties received by the Company from sales of these drugs outside of the United States and Canada will be shared equally with Fujisawa. In May 1995, the FDA granted marketing clearance for ADENOSCAN in the United States. In May 1996, the parties entered into an agreement to jointly develop adenosine-based products having indications as cardioprotective agents. Under that agreement, Fujisawa granted to the Company an exclusive sublicense under a U.S. patent under which Fujisawa is the exclusive licensee. Fujisawa has exclusive manufacturing and marketing rights in the U.S., Canada, Mexico and other territories, and it agreed to pay the Company 29% of net sales for the first five years and 25% thereafter within the territories. The companies share equally all costs of development and any royalties due to third parties. Two-thirds of all royalty income in the two-year period ended December 31, 1997 resulted from Fujisawa sales of ADENOSCAN in the United States. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product will be sought from the health authorities in each of the member countries.


In 1997 the Company entered into a Development and Commercialization Agreement (the "Agreement") with Discovery Therapeutics, Inc. ("DTI") dedicated to the discovery, development and commercialization of compounds that stimulate the A2a subfamily of adenosine receptors ("A2a-agonists"). Under the terms of the Agreement, DTI granted to the Company an exclusive worldwide license to DTI's current intellectual property related to A2a-agonists. The Company has exclusive worldwide rights to market and sell developed compounds, either directly or through sublicense. In exchange for these rights, the Company agreed to pay DTI certain licensing fees, development milestones and royalties on future sales of A2a-agonists.

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

                              Medco Research, Inc.


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

Included in liabilities for years ended December 31, 1997 and 1996 was an accrued liability (current and non-current portion) of approximately $1.5 million and $2.5 million, respectively, relating to the balance of the Company's guaranteed royalty obligation to Abbott. Included in assets at December 31, 1996 was a deferred asset (current and non-current portion) of $1.7 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. The Company received a 29% royalty from ADENOSCAN net sales of which 4% was applied to the deferred asset and 25% was recognized as royalty revenue. At such time during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five-year period. As of December 31, 1997 the deferred asset was fully recovered and the Company will recognize royalty revenue of 29% through July 2000.

7.       Deferred Revenue


Receipts related to various licensing agreements are not recognized as revenues prior to the completion of the related milestones and must be refunded in part or completely if the related milestones are not met. In 1994, the Company received from Suntory Limited ("Suntory"), the Company's development and marketing partner for adenosine in Japan, a $1,000,000 licensing fee which became non-refundable upon satisfactory pre clinical and toxicology accomplishments. During 1995, the Company substantially satisfied pre clinical and toxicology accomplishments and accordingly recognized $1,000,000 as other income and received an additional $300,000 licensing fee upon the NDA approval of ADENOSCAN which became non-refundable upon Suntory's initiation of Phase III clinical trials. During 1997, the Company recognized the $300,000 licensing fee as income and also received and recognized a $400,000 payment as other income following Suntory's announcement of the initiation of Phase III clinical trials of ADENOSCAN in Japan.


During 1993, the Company received $1,000,000 from Boehringer Mannheim Pharmaceutical Company ("BMPC") upon the execution of a marketing and back-up manufacturing licensing agreement related to BIDIL. The Company and BMPC

                              Medco Research, Inc.


mutually agreed effective April 1, 1996 to terminate the November 1993 license in which the Company granted to BMPC marketing and back-up manufacturing rights to BIDIL. The Company retained $350,000 of BMPC's $1 million license fee, which the Company accounted for as income in the second quarter of 1996.

During third quarter 1996, the Company deferred $248,202 of royalty revenue associated with the purchase of a multi-month supply of ADENOSCAN by a major radiopharmacy as a result of back-end loaded incentives. During 1997, the Company recognized the $248,202 of deferred revenue as royalty revenue for back-end loaded incentives which were recognized during 1997.

8.       Employee Benefits Plans

The Company sponsors an IRS-approved 401(K) retirement plan. Employees become eligible to participate in the plan beginning on the enrollment date coinciding with or following 90 days of employment. Enrollment periods are limited to January 1, April 1, July 1 and October 1 of each year. The 401(K) plan allows employees to contribute a portion of their pre-tax earnings into their own retirement account. Eligible employees may contribute between 2% and 15% of their annual income up to the annual limits established by the IRS yearly. The Board of Directors authorized the Company, for those years in which it achieves the performance goals established in advance by the Compensation Committee, to match 50% of each employee's annual plan contribution up to a maximum of 2% of the salary of such employee, and such Company contributions to vest equally over the first four years of service. Following the fourth year of service, all matching contributions are fully vested. In 1997 and 1996, the Company accrued approximately $28,000 and $22,000, respectively, for the match of 50% of each employee's annual plan contribution up to a maximum of 2% of the salary of such employee based on achievement of Company performance goals. The Company did not have a 401(K) match plan for fiscal year 1995; therefore, no match was made in 1995.

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

During the year ended December 31, 1995, options covering 25,000 shares with an aggregate market value of $259,375 were exercised by the tendering of 16,415 shares with a market value of $170,306 and minimal cash payments. During the year ended December 31, 1997, 27,000 shares were exercised. During the year ended December 31, 1996 there were no options exercised.

                              Medco Research, Inc.


Changes in the status of options are summarized as follows:

                                                          Weighted                        Weighted                       Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                       Exercise
                                             1997           Price           1996           Price            1995           Price
                                       ---------------------------------------------------------------------------------------------
Outstanding at beginning of year                781,982      $11              610,732        $15              781,870        $15
Granted                                         400,080       14              461,000         10              241,000         13
Exercised                                       (27,000)      11                    -          -             (165,000)         7
Expired or canceled                            (171,132)      14             (289,750)        17             (247,138)        17
                                       =============================================================================================
Outstanding at end of year                      983,930      $12              781,982        $11              610,732        $15
                                       =============================================================================================

Available for grant at end of year               56,583      N/A              285,531       N/A               456,781       N/A
Exercisable at end of year                      394,275      N/A              281,257       N/A               341,170       N/A
Weighted average fair value of
options granted                              $6.05           N/A           $3.92            N/A               $5.32         N/A
Price range of options                    $8.63-$15.88       N/A        $8.63-$17.13        N/A          $10.63-$26.69      N/A
Price range of options exercised          $10.13-$13.25      N/A             N/A            N/A                  $6.81      N/A


Options outstanding and exercisable as of December 31, 1997 are summarized as follows:

                                      Options Outstanding                                  Options Exercisable
                      -----------------------------------------------------          ------------------------------------

                                            Weighted
                                            Average           Weighted
 Range of Exercise         Number          Remaining          Average                    Number        Weighted Average
       Prices           Outstanding     Contractual Life   Exercise Price              Exercisable      Exercise Price
--------------------- ----------------- ----------------- -----------------          ---------------- -------------------

$8 - $11                       434,500        8.5 years         $10                          232,125         $10
$12 - $16                      549,430        8.7               $14                          162,150         $13
                      -----------------                                              ----------------
$8 - $16                       983,930        8.6               $12                          394,275         $11
                      =================                                              ================


As of December 31, 1997, the Company had a warrant outstanding allowing the holder to purchase 40,000 shares of the Company's common stock on or before November 16, 2000 at an exercise price of $13.50 per share. The Company has reserved 1,080,513 shares of common stock for future exercise of stock options and warrants.

The Company reviewed the provisions of SFAS No.123 and did not adopt the new fair value based method for the options granted to employees; rather, it continued to use the APB Opinion No. 25 method. However, the Company is required to disclose the pro forma effects on net income regarding the new fair value based method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995: dividend yield zero (all years); expected volatility of 37% (1997) and 35% (1996 and 1995); risk-free

                              Medco Research, Inc.


interest rate of 6% (all years); and expected life of 5 years for all options. Had compensation cost for the Company's stock-based compensation plans, as described above, been determined consistent with SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The compensation costs disclosed here may not be representative of the effects of pro forma net income in future years.

                                                                          1997                1996                 1995
                                                                 ------------------- -------------------- --------------------
Net income (loss):                            As reported               $10,213,128           $4,321,645         $(3,532,442)
                                              Pro forma                   8,674,702            2,806,507          (4,472,574)

Basic earnings (loss) per share:              As reported                     $0.97                $0.40              $(0.32)
                                              Pro forma                        0.82                 0.26               (0.40)

Diluted earnings (loss) per share:            As reported                     $0.96                $0.40              $(0.32)
                                              Pro forma                        0.82                 0.26               (0.40)




9.       Income Taxes

The components of income tax expense consisted of the following:

                                                                  Years Ended December 31,
                                                  ---------------------------------------------------------
                                                        1997                1996               1995
                                                  ------------------ ------------------- ------------------
        Current expense:
          Federal                                          $208,410            $ 87,000     $            -
          State                                                   -                   -                  -
          Foreign taxes                                      80,000                   -            100,000
                                                  ------------------ ------------------- ------------------
                                                            288,410              87,000            100,000
                                                  ------------------ ------------------- ------------------
        Deferred expense:
          Federal                                                 -                   -                  -
          State                                                   -                   -                  -
                                                  ------------------ ------------------- ------------------
                                                                  -                   -                  -
                                                  ------------------ ------------------- ------------------

          Total                                            $288,410            $ 87,000           $100,000
                                                  ================== =================== ==================





                              Medco Research, Inc.


The components of deferred tax assets and the deferred tax liabilities as of December 31, 1997 and December 31, 1996 are as follows:


                                                                          Years Ended December 31,
                                                                   ------------------- ------------------
                                                                          1997               1996
                                                                   ------------------- ------------------
      Deferred tax assets:
        Tax loss carryforwards                                         $  3,214,000       $  6,813,000
        Capital losses                                                      381,000            456,000
        Tax credit carryforwards                                          1,625,000          1,305,000
        Compensation accruals                                                33,000             49,000
        Charitable Contributions                                             25,000                  -
        Deferred revenue                                                    567,000            524,000
        Depreciation and Amortization                                        24,000
                                                                   ------------------- ------------------
          Total gross deferred tax assets                                 5,869,000          9,147,000
        Valuation allowance                                              (5,869,000)         (9,131,000)
                                                                   ------------------- ------------------
          Net deferred tax assets                                                               16,000
                                                                                  -
                                                                   ------------------- ------------------
        Deferred tax liabilities:
          Depreciation and amortization                                           -              4,000
          Prepaid expenses                                                        -             12,000
                                                                   ------------------- ------------------
          Total gross deferred tax liabilities                                    -             16,000
                                                                   ------------------- ------------------
        Net deferred tax asset                                         $          -       $          -
                                                                   =================== ==================

The Company will recognize a full valuation allowance for its deferred tax asset due to the uncertainty surrounding timing of partnering arrangements and the uncertainty surrounding the ultimate cost of the research, clinical trials and other development of pharmaceutical products that potentially could adversely affect future operations and profit levels.

The actual income tax expense for 1997, 1996 and 1995 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes) as follows:

                                          December 31, 1997              December 31, 1996              December 31, 1995
                                   -------------------------------- ----------------------------- -------------------------------
                                        Amount             %             Amount           %            Amount            %
                                   ------------------ ------------- ----------------- ----------- ----------------- -------------
Computed "expected" tax expense
(benefit)                                $3,570,523          34.0%       $1,498,940        34.0%      $(1,167,030)        (34.0)%
Change in valuation allowance            (3,262,000)        (31.1)      (1,725,000)       (39.1)        2,706,000          78.8
Tax credits                                       -             -             8,000         0.2          (488,664)        (14.2)
State tax expense (benefit)                  12,366           0.1           325,934         7.4          (430,245)        (12.5)
Write down of marketable
securities                                        -             -           (29,469)       (0.7)         (315,111)         (9.2)
Stock options                              (101,023)         (1.0)               -           -           (278,779)         (8.1)
Foreign taxes                                52,940           0.5                 -           -            66,000           1.9
Other                                        15,605           0.2             8,595         0.2             7,829           0.2
                                   ================== ============= ================= =========== ================= =============
Current provision                      $    288,410           2.7%      $    87,000         2.0%     $    100,000           2.9%
                                   ================== ============= ================= =========== ================= =============

At December 31, 1997, the Company had Federal net operating loss carryforwards of approximately $8,500,000 and $9,000,000 for regular tax and alternative

                              Medco Research, Inc.


minimum tax purposes, respectively. The net operating loss carryforwards expire in various amounts from 2008 to 2010. Additionally, the Company has net operating loss carryforwards of approximately $6,000,000 for state income tax purposes which expire between 1998 and 2000.

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

At December 31, 1997, the Company had available approximately $1,332,000, $289,000 and $4,000 of research and development credit, alternative minimum tax credit and investment credit, respectively. Except for the alternative minimum tax credit, these credits expire in varying amounts from 1998 through 2011.

The Company has a capital loss carryover of $974,000 at December 31, 1997, of which $47,000 will expire in 1999 and the remainder will expire in 2000.

The Company made income tax payments of $528,750 and $87,000 for the years ended December 31, 1997 and 1996, respectively. There were no income tax payments made during the year ended December 31, 1995.

10.      Related Party Transactions

Fees of $144,000 as well as related travel expenses were paid in 1997, 1996, and 1995 to an individual director for consulting with the Company on matters such as acquisitions, financial public relations and pending litigation.

11.      Contingencies

There are no material legal proceedings pending against the Company. However, on October 3, 1997, Richard A. Wilson, Debra A. Angello, and Paul S. Angello ("Plaintiffs") filed a complaint against Fujisawa, USA, Inc. in the United States District Court, District of Oregon, alleging that Fujisawa's sale of ADENOSCAN in the United States induces, or contributes to, the infringement of plaintiffs' U.S. Patent No. 4,824,660 ("the `660 patent"), entitled "Method of Determining the Viability of Tissue in an Organism." which the Patent Office issued on April 25, 1989. According to plaintiffs, the `660 patent claims a specific technique for more reliably locating viable or nonviable regions of heart tissue, namely using an adenosine triphosphate repleting agent such as ribose or adenosine as an adjunct to radioactive isotope (e.g., thallium-201) myocardial perfusion scintigraphy, where regions of heart tissue in which the scan images show no radioactivity indicate the presence of nonviable heart tissue. In its Answer and Counterclaim, Fujisawa denied that it infringed any of the claims of the `660 patent and alleged that the `660 patent was invalid. Fujisawa further alleged that plaintiffs' claims of patent infringement were barred by the doctrines of laches and estoppel. In its Counterclaim, Fujisawa requested a declaratory judgment that it did not infringe the claims of the `660 patent and that such patent is invalid.

This action is in the pre-discovery motion stage. Fujisawa has advised the Company that Fujisawa intends to vigorously defend this action and believes it

                              Medco Research, Inc.


has no merit. Under the terms of its ADENOSCAN exclusive license agreement with Fujisawa, the Company will reimburse Fujisawa for 50% of the cost of defending this action.

The Company also believes the action has no merit. The Company has long been aware of the `660 patent, and as part of its normal operating procedures the Company has received the written opinions of separate patent counsel that the manufacture and sale of ADENOSCAN for use in myocardial imaging does not infringe any valid claim of the `660 patent. The Company disclosed its receipt of its patent counsel non-infringement opinion in its 1993 Form 10-K Report.

The Company prevailed in the liability claims pending against it as reported in its 1996 Form 10-K: In November 1997, the American Arbitration Association denied, in its entirety, the damage claims of Dr. Eliezer Rapaport; and in May 1997 the United States Court of Appeals for the 7th Circuit unanimously affirmed the dismissal of the class action litigation alleging the Company had violated federal securities laws. Both decisions are final and binding on the parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 No information is required by this Item; however, information pertaining to this Item is required and contained in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Ratification of the Appointment of Independent Accountants".

                              Medco Research, Inc.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Election of Directors," "Board of Directors" and "Executive Officers" and is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Certain Transactions" and is incorporated herein by this reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Medco Research, Inc. are included in Item 8:

         Independent Accountants' Report

         Independent Auditors' Report

         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Operations--Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1997, 1996 and 1995

                              Medco Research, Inc.


         Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1997.


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

                              Medco Research, Inc.


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

10.20 Employment Agreement dated February 24, 1994 by and between Registrant and Archie W. Prestayko.(7)

10.21 Consulting Agreement dated December 1, 1994 by and between Registrant and Richard C. Williams. (8)

10.22 Medco Research and Fujisawa, USA Mutual Release and Settlement Agreement, dated May 22, 1995. (9)

10.23 Amendment to Consulting Agreement dated December 1, 1994 by and between Registrant and Richard C. Williams. (10)

10.24     Employment   Agreement   dated  September  26,  1996  by  and  between
          Registrant and Roger D. Blevins. (11)

10.25 Amendment to Consulting Agreement dated December 1, 1994 by and between Richard C. Williams. (11)

10.26 Amendment to Consulting Agreement dated December 1, 1994 by and between Richard C. Williams.

23.1      Consent of Independent Accountants.

23.2      Accountants' Consent.

                              Medco Research, Inc.

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

(7) The referenced exhibits are incorporated herein by reference to Exhibits 10.23, 10.24, 10.25, 10.26, 10.27, and 10.28 to the Registrant's Form 10-K for
the Transition period of September 1, 1992 through December 31, 1992 and calendar year ended December 31, 1993 filed with the Securities and Exchange Commission on March 28, 1994.

(8) The referenced exhibits are incorporated herein by reference to Exhibits 3.3, 3.4, and 10.21 to the Registrant's Form 10-K for the calendar year ended December 31, 1994 filed with the Securities and Exchange Commission on March 29, 1996.


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

(11) The referenced exhibits are incorporated herein by reference to Exhibits 10.24 and 10.25 to the Registrant's Form 10-K for the calendar year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997.

                              Medco Research, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      MEDCO RESEARCH, INC.


                                      By: /s/ Roger D. Blevins
                                      Roger D. Blevins, Pharm. D.,
                                      President and Chief Executive
                                      Officer

                                      Date:    March 24, 1998



                                      By: /s/ Glenn C. Andrews
                                      Glenn C. Andrews
                                      Vice President, Finance and
                                      Administration and Chief
                                      Financial Officer


                                      Date:    March 24, 1998



                                      By: /s/ Adam C. Derbyshire
                                      Adam C. Derbyshire
                                      Corporate Controller and
                                      Secretary

                                      Date:    March 24, 1998

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Richard C. Williams                         Date:    March 24, 1998
         --------------------------------------------
         Richard C. Williams,
         Chairman of the Board


By:      /s/ Albert D. Angel                             Date:    March 24, 1998
         -------------------------------------------
         Albert D. Angel, Director


By:      /s/ William M. Bartlett                         Date:    March 24, 1998
         -----------------------------------
         William M. Bartlett, Director

                              Medco Research, Inc.


By:      /s/ Jay N. Cohn                                 Date:    March 24, 1998
         -----------------------------------
         Jay N. Cohn, M.D., Director


By:      /s/ Marvin S. Hausman                           Date:    March 24, 1998
         -----------------------------------
         Marvin S. Hausman, M.D., Director


By:      /s/ Mark B. Hirsch                              Date:    March 24, 1998
         -----------------------------------
         Mark B. Hirsch, Director


By:      /s/ Eugene L. Step                              Date:    March 24, 1998
         -----------------------------------
         Eugene L. Step, Director