Form 10-K/A
period 1997-12-31
MEDCO RESEARCH INC
filed 1998-04-30
CIK 723385

Medco Research, Inc.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                       AMENDMENT TO APPLICATION OR REPORT

                  Filed Pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                              MEDCO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)










                                     1 of 17

                              Medco Research, Inc.



         The information required by PART III (Items 10, 11, 12 and 13) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 was incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A. However, the Registrant's definitive proxy statement will not be filed with the Commission within the prescribed 120-day period after the end of the fiscal year covered by such Form 10-K. Therefore the Items comprising the PART III information hereby are filed as an amendment to the Registrant's Form 10-K for the year ended December 31, 1997.


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Board of Directors

         The following persons currently are directors of the Company:

                                      Albert D. Angel
                                      William M. Bartlett
                                      Jay N. Cohn, M.D.
                                      Marvin S. Hausman, M.D.
                                      Mark B. Hirsch
                                      Eugene L. Step
                                      Richard C. Williams

         The following biographical information is furnished with respect to the seven directors:

         Albert D. Angel, age 60, became a Director of the Company in September 1995. He is currently President of Angel Consulting, a management consulting firm in Llewellyn Park, New Jersey, and Chairman of the Board of Directors of Axonyx, Inc., a private biopharmaceutical research company. He is a former President of The Merck Company Foundation and was also Vice President, Public Affairs, of Merck & Co., Inc. from September 1985 until December 1993. Mr. Angel joined Merck in 1967, serving initially in various legal counsel positions and later as Chairman and Managing Director of Merck Sharp & Dohme-U.K. and Vice President of Merck Sharp & Dohme-Europe. Prior to joining Merck, Mr. Angel was an attorney at Hughes Hubbard Blair & Reed, and received his LL.B. from Yale Law School in 1960.

         William M. Bartlett, age 64, has served as a Director of the Company since September 1992. Since then Mr. Bartlett has been an independent health care business consultant. He currently serves on the board of Vysis, Inc., a public genomic diagnostic research company. From 1990 to 1992, Mr. Bartlett served as the Chief Operating Officer of McDermott, Will & Emory, a large Chicago-based law firm. From 1982 to 1990, he served as the President, Chief Executive Officer and a Director of Kewaunee Scientific Corporation, a manufacturer of scientific laboratory furniture and equipment. Prior to that, Mr. Bartlett served as a Corporate Vice President, President and Chief Executive Officer of G.D. Searle & Company's Medical Products Group, and at American Hospital Supply Corporation as President of the Atlantic International Division, and as President of the V. Mueller Surgical Instrument Division. Mr. Bartlett has a BSCE from Duke University and an Advanced Marketing Certification from the Kellogg School of Northwestern University.

         Jay N. Cohn, M.D., age 67, joined the Company as a Director in May 1996. He is currently Professor of Medicine, Cardiovascular Division, Department of Medicine, University of Minnesota Medical School, and holds a staff appointment at the VA Medical Center in Minneapolis. Dr. Cohn is the author of over 500 scientific publications and is currently editor-in-chief of the Journal Of Cardiac Failure. He is internationally recognized for contributions to the


                                    2 of 17

                              Medco Research, Inc.


management of cardiovascular diseases and holds several patents on inventions aimed at improving diagnostic and therapeutic approaches to heart failure and hypertension. He is currently President of the American Society of Heart Failure and President of the International Society of Hypertension. He received his M.D. from Cornell University in 1956, and is a Fellow of the American College of Physicians, the American College of Cardiology, and the American Association for the Advancement of Science.

         Marvin S. Hausman, M.D., age 56, rejoined the Company as a Director in May 1996. He currently serves as a consultant to the pharmaceutical industry. He is President of Northwest Medical Research Partners, Inc., President/CEO of Axonyx, Inc. and a Director of Regent Assisted Living, Inc. Dr. Hausman served as Clinical Instructor and Visiting Surgeon, Department of Surgery, U.C.L.A. Medical Center from 1975-1992. He is a co-founder of Medco Research, Inc. He received his M.D. from the New York University School of Medicine in 1967, and he is a Fellow of the American College of Surgeons.

         Mark B. Hirsch, age 51, joined the Company as a Director in May 1996. Mr. Hirsch is currently a consultant to the Biotech Industry. From December 1996 to June 1997, Mr. Hirsch was the Chief Executive Officer and President of RedCell, Inc. From May 1996 to December 1996, he was Executive Vice President and Chief Financial Officer of RedCell, Inc. From April 1993 to April 1996, he was Vice President, Corporate Development, of CV Therapeutics. From 1991 to March 1993, Mr. Hirsch was Vice President of Business Development and Chief Financial Officer of Arris Pharmaceutical Corporation. From 1988 to 1991, Mr. Hirsch was a partner at Montgomery Medical Ventures, L.P. II. From 1985 to 1988, he was Vice President of Business Development of Genentech, Inc. From 1969 to 1985, Mr. Hirsch held several positions with American Hospital Supply Corporation, including Vice President of American's Hospital Sector. Mr. Hirsch received a B.S. in accounting from the University of Illinois, and he is a certified public accountant.

         Eugene L. Step, age 67, has served as a Director of the Company since January 1993. He currently serves as a Director of Scios, Inc., Cell-Genesis, Inc., DBT Online Inc., Guidant Corp., and Pathogenesis, Inc. He served as Executive Vice President and President of the Pharmaceutical Division of Eli Lilly and Company from 1986 until his retirement in 1992. From 1973 through 1985, he also served as President of that company's Pharmaceutical Division. Mr. Step served as a member of the Board of Directors and Executive Committee of Eli Lilly and Company from 1973 through 1992. Mr. Step has a B.A. degree in Economics from the University of Nebraska and a M.S. degree in Accounting and Finance from the University of Illinois.

         Richard C. Williams, age 54, has served as a Director of the Company since January 1991 and as Chairman of the Company's Board of Directors since October 1992. Mr. Williams has been President of Conner-Thoele Limited, a consulting and financial advisory firm which services the health care and pharmaceutical industries, since March 1989. Mr. Williams also serves as a Director of Immunomedics, Inc., a biopharmaceutical research company, and as a Director of Vysis, Inc., a public genomic diagnostic research company. From November 1983 to March 1989, Mr. Williams served as Vice President-Finance and Chief Financial Officer of Erbamont N.V., a pharmaceutical company. Prior to that, he served in various financial executive positions with Field Enterprises, Inc., a real estate and communications company, and with Abbott Laboratories, UNC Resources, and American Hospital Supply Corporation. He is also a Director of Centaur, Inc., a private equine diagnostic company. Mr. Williams has a B. A. degree from DePauw University and an MBA from the Wharton School of Business.

Committees of the Board of Directors

         A  Compensation   Committee  of  the  Board  of  Directors,   currently
consisting of Mr. Angel and Drs. Cohn and Hausman, administers the Company's Stock Option Plan (the "1983 Option Plan") and 1989 Stock Option and Stock Appreciation Rights Plan (the "1989 Option Plan") described below, votes on matters concerning participation in these Plans and makes recommendations to the entire Board of Directors as to, or itself approves, other matters of compensation of officers. The Compensation Committee took action on one occasion by written consent during the year ended December 31, 1997.



                                    3 of 17

                              Medco Research, Inc.



         The Finance and Audit Committee of the Board of Directors, whose members currently are Messrs. Bartlett, Hirsch and Step, reviews certain financial and audit matters relating to the Company. The Finance and Audit Committee held one meeting during the year ended December 31, 1997.

         The Corporate Governance Committee currently are Messrs. Step, Angel and Williams. A Corporate Governance Committee makes recommendations to the full Board of Directors concerning nominees for election as directors of the Company. In making its recommendations, the Corporate Governance Committee will consider as potential nominees persons recommended by the Company's shareholders.

         During the year ended December 31, 1997, the Board of Directors met on four occasions. A number of matters that otherwise would have been addressed in separate meetings of the Compensation Committee, Finance and Audit Committee, and Corporate Governance Committee during that period were instead addressed at meetings of the entire Board of Directors. Each director attended at least 75% of the meetings of the Board and those committees on which the director served.

Executive Officers

         The following persons currently are executive officers of the Company:

         Roger D. Blevins, Pharm. D., age 42, is the President and Chief Executive Officer of the Company. He joined the Company as Director of Cardiovascular Research in July 1988, was appointed Vice President of Research and Development in October 1990 and was appointed President and Chief Operating Officer in June 1995 and was appointed Chief Executive Officer in February 1998. From July 1986 to July 1988, he was Director of Cardiovascular Research, Department of Medicine, Sinai Hospital of Detroit, and from July 1985 to July 1986 he was the Associate Director of the Center for Cardiovascular Research at the same institution. Dr. Blevins received his Doctorate of Pharmacy degree from Wayne State University, Detroit, Michigan in May 1982.

         Glenn C. Andrews, CFA, age 47, is the Vice President, Finance and Administration and Chief Financial Officer of the Company. He joined the Company as Vice President and Chief Financial Officer in July 1996. From September 1995 to July 1996 he was Vice President, Planning and Analysis of Coastal Physician Group, Inc. From September 1984 to September 1995, he was employed by Burroughs Wellcome Co. where he served as Treasurer from 1992 to 1995 and as Director of Business Analysis and Planning from 1989 to 1992. Mr. Andrews received his B.S. degree in 1974 and MBA in 1977 from the University of Tennessee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5 were required, the Company believes that during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with, except that Dr. Hausman filed late his Form 4 reporting the open market sale of non-derivative securities during December 1997.




                                    4 of 17

                              Medco Research, Inc.


ITEM 11.          EXECUTIVE COMPENSATION

Incentive Compensation Plan

         In 1991 the Company adopted a Management Incentive Plan (the "Incentive Plan") to provide additional cash compensation to key Company executives based on their individual performance as well as the financial performance of the Company. Plan participants must be approved by the Compensation Committee of the Board of Directors, which establishes annual ceiling amounts of distributions under the Incentive Plan for each participant based on such individual's annual salary. Distributions are based 90% on the Company's achievement of its corporate objectives and 10% based on the Committee's evaluation of the participant's achievement during the year of his or her individual objectives.

Employment   Contracts;   Termination   Of  Employment   And   Change-In-Control
Arrangements

         On September 26, 1996 the Company signed a three-year employment agreement with Dr. Blevins to serve as the Company's President and Chief Operating Officer. The Company agreed to pay Dr. Blevins a $230,000 annual base salary which is subject to annual merit adjustments, a bonus of up to 35% of his base salary determined at the discretion of the Board of Directors and annual awards of stock options of up to 65,000 shares determined at the discretion of the Board of Directors. As an inducement to Dr. Blevins to enter into this agreement the Company granted him a one-time nonqualified stock option to purchase 120,000 shares at the September 26, 1996 fair market value price of $8.625, which vests and becomes exercisable on the third anniversary of the date of grant, e.g., September 26, 1999; provided, however, that the vesting of 50% of the options shall accelerate to the day immediately following the twentieth consecutive trading day on which the closing price of the Company's Common Stock shall have exceeded $20 per share, and the remaining 50% shall accelerate to the day immediately following the twentieth consecutive trading day in which such closing price shall have exceeded $25 per share.

         The Company's policy provides benefits to the named executive officers in the event of a "change-in-control" of the Company. The term "Change-in-Control" generally is defined to mean: (i) the acquisition (including as a result of a merger) by any person or persons acting in concert of beneficial ownership, directly or indirectly, of securities of the Company representing more than 33% of the combined voting power of the then outstanding voting securities of the Company; or (ii) the failure of the individuals who, as of February 6, 1998 constituted the Board of Directors of the Company (the "Incumbent Board"), or thereafter were nominated for election to the Board of Directors by the vote of at least two-thirds of the directors then comprising the Incumbent Board, to constitute at least a majority of the Board of Directors subsequent to such date. In the event of a "change-in-control", the Company (1) in accordance with its then prevailing payroll practices, shall continue to pay their prevailing annual base salary and an amount equal to the average of the

                                    5 of 17

                              Medco Research, Inc.


annual cash performance bonus the Company paid to the executive officers in the preceding three years, for 2.99 years, (2) shall continue to provide for their participation, to the extent permitted by applicable law or insurance policy contract, in its group life, hospital, medical and disability insurance plans, and any retirement, pension or death benefit plans ("Benefit Plans") for the duration of the severance period or until such earlier time as they obtain employment which provides reasonable similar health and medical coverage and (3) shall provide full outplacement services for 12 months; provided, however, that they shall have the option to receive the gross amount of the amounts payable to them on account of their base salary and bonus, less withholdings and deductions as required by applicable law, in a lump sum at any time during the severance period, in which event their participation in and coverage under the Benefit Plans, and their entitlement to outplacement services, each shall terminate. The Company also has agreed to pay Mr. Andrews an amount equal to the difference between $14.25 and the closing price of the Company's Common Stock on the day any "change-in-control" occurs, multiplied by 30,000.

         The Company's policy in the event of the named executive officers' discharge without cause is as follows: "Discharge without cause" is defined as the termination of the employment of the named executive officers without "due cause", any material reduction in their duties or authority or a more than 30% reduction in their annual base salary from that for the immediately preceding fiscal year. The term "due cause" is defined as the named executive officers' material breach of any of the terms of their agreements with the Company, willful gross negligence in carrying out their duties or commission of an act of willful gross misconduct which has resulted in material harm to the Company, as determined in good faith by the Board of Directors. In the event of discharge without cause, the Company shall continue to pay such officers' annual base salary for 12 months and to provide for their participation in the Benefit Plans until they obtain employment which provides reasonably similar health and medical coverage. The Company also shall provide such officers full outplacement services for 12 months. In respect of the year of such discharge, they also shall be entitled to receive, pro rated based on the number of completed months of service during the year of discharge, their cash bonus and the discretionary performance-based options they earned, in each case as determined by the Compensation Committee using the performance level of such officers and the Company for the prior year as their respective performance levels for the year of discharge.





                                    6 of 17

                              Medco Research, Inc.


Summary Compensation

         The following Summary Compensation Table reflects certain information regarding the most highly compensated executive officers whose total annual salary and bonus for the last completed fiscal year exceeded $100,000 (the
"named executive officer").

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation
                                                                                            Long-Term
                                                         Bonus          Other             Compensation
                                                         Earned         Annual        Securities Underlying      All Other
Name & Principal Position          Year   Salary ($)     ($)(1)    Compensation ($)     Options/SAR's (#)     Compensation ($)
--------------------------         ----   ----------     ------    ----------------     -----------------     ----------------
Roger D. Blevins, Pharm. D.       1997     230,000        69,902               --               95,000(2)               --
   President & Chief Executive    1996     230,000        70,003               --              185,000(3)               --
   Officer                        1995     180,826        34,266               --               80,000(4)               --

Glenn C. Andrews, CFA             1997     156,000        41,340               --               69,500(5)               --
    Vice President, Finance       1996      75,000(6)     22,239               --               40,000(7)
    & Administration and Chief
    Financial Officer



(1) Represents the amount earned by the named executive officer pursuant to the Company's Incentive Plan. See Incentive Compensation Plan, above, for a brief description of the Plan.

(2) The options granted to Dr. Blevins consisted of 45,000 shares associated with the 1997 annual grant dated February 10, 1997 and 50,000 shares associated with the 1998 annual grant dated November 12 1997.

(3) The options granted to Dr. Blevins consisted of 65,000 shares associated with the 1996 annual grant and 120,000 shares upon the signing of a three year employment agreement. See "Employment Contracts; Termination of Employment and Change-in-Control Arrangements", above, for a description of Dr. Blevins' employment agreement.

(4) The options granted to Dr. Blevins consisted of 60,000 shares associated with the annual grant to him as Vice President of Research and Development and additional 20,000 shares upon his election as Chief Operating Officer.

(5) The options granted to Mr. Andrews consisted of 39,500 shares associated with the 1997 annual grant dated February 10, 1997 and 30,000 shares associated with the 1998 annual grant dated November 12, 1997.

(6) Mr. Andrews joined the Company as Chief Financial Officer July 1, 1996 with an annual base salary of $150,000.

(7) The options granted to Mr. Andrews of 40,000 shares was associated with joining the Company July 1, 1996.


Stock Option Plans And Stock Option Grants And Exercises In 1997

         The Company currently has two stock option plans in operation, the 1983 Option Plan and the 1989 Option Plan. Both plans authorize the grant of options


                                    7 of 17

                              Medco Research, Inc.


to purchase shares of Common Stock to directors, officers, significant employees of the Company and to other persons who provide important services to the Company. The 1983 Option Plan, as subsequently amended, authorized the grant of options to purchase a total of 1,200,000 shares of Common Stock, and the 1989 Option Plan, as subsequently amended, authorized the grant of options to purchase a total of 1,500,000 shares of Common Stock.

         Both option plans are administered by the Compensation Committee, which, among other things, determines the persons who are to receive options and the number of shares to be subject to each option. With respect to option grants to members of the Compensation Committee, the option plans are administered by the Board of Directors as a whole.

         Each option granted under the option plans (except for certain incentive stock options which must be exercised sooner) must be exercised within a period fixed by the Compensation Committee, which may not exceed ten years from the date of grant of the option. Options may be made exercisable, in whole or in installments, as determined by the Compensation Committee. Options may not be transferred other than to immediate family members and trusts created for their benefit, charitable organizations, and by will or the laws of descent and distribution. Options generally must be exercised three months after the termination of the optionee's association with the Company, except in certain cases such as death (in which event the options may be exercised for up to twelve months following death), but not later than the expiration date of the options. Those options that are granted under the option plans at an option exercise price equal to not less than the fair market value of the Common Stock on the date of grant to persons employed by the Company (110% of such fair market value in the case of any employee who owns in excess of 10% of the Company's voting securities) will qualify to be "incentive stock options" within the meaning of Section 422(b) of the Internal Revenue Code of 1986, and the Compensation Committee may designate such options accordingly. Other options granted under the option plans will be nonqualified options. The exercise price of any option granted under the option plans may be paid in cash, by broker-assisted cashless exercises or, with the consent of the Compensation Committee, partly or entirely with Common Stock based on the fair market value thereof on the date of exercise.

         The option plans both limit the maximum number of shares for which options may be granted to any one participant to 33 1/3% of the shares reserved for issuance under such option plans. No participant may in any one calendar year receive options under the option plans with respect to more than 15% of the shares reserved for issuance.

         The following table sets forth information regarding the number of stock options that were granted during the calendar year ended December 31, 1997 to the named executive officers. In addition, in accordance with the rules of the Commission, the table shows the alternative grant date valuation for option grants in 1997.

                            Number of          % of Total
                            Securities        Options/SARs     Exercise                         Grant
                            Underlying         Granted to      or Base                           Date
                           Options/SARs       Employees in      Price                          Present
Name                      Granted (#)(1)      Fiscal Year       ($/Sh)     Expiration Date     Value (2)
----                      --------------      -----------       ------     ---------------     ---------
Roger D. Blevins.....        45,000               12%            12.88        02/10/07          248,620
Roger D. Blevins.....        50,000               13%            15.75        11/12/07          337,930
Glenn C. Andrews.....        39,500               10%            12.88        02/10/07          218,233
Glenn C. Andrews.....        30,000                8%            15.75        11/12/07          202,758

(1) For 1997 annual option grants, granted February 10, 1997, 50% of the options awarded vest on and after the first anniversary of the grant date, and the remaining 50% vest on and after the second anniversary of the grant date. For 1998 annual option grants, granted November 11, 1997, 25% of the options awarded vest on and after the first anniversary date of the grant, 25% vest on and after the second anniversary date of the grant, 25% vest on and after the third anniversary of the grant date, and the remaining 25% vest on and after the fourth anniversary of the grant date.



                                    8 of 17

                              Medco Research, Inc.


(2) In accordance with the Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in the above table. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1997: dividend yield of zero; expected volatility of 37%; risk-free interest rate of 6%; and expected life of five years. The real value of the options in the above table depends upon the actual performance of the stock underlying the options during the applicable period.

The following table sets forth information regarding the exercise of options and the numbers of unexercised stock options held by named executive officer at December 31, 1997.

                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1997

                                                            Number of Securities                Value of Unexercised
                            Shares                         Underlying Unexercised                   in-the-Money
                          Acquired on      Value               Options/SARs at                     Options/SARs at
                           Exercise       Realized             Fiscal Year-End                 Fiscal Year-End ($)(2)
Name                         (#)          ($)(1)        Exercisable      Unexercisable      Exercisable      Unexercisable
----                         ---          ------        -----------      -------------      -----------      -------------
Roger D. Blevins.....        --             --            121,400           258,600            208,550          825,825
Glenn C. Andrews.....        --             --             40,000            69,500            167,500           44,438


(1) The computation of the value realized amount is the aggregate difference between the option exercise price and the market closing price of the Company's Common Stock on the American Stock Exchange on the dates of exercise.

(2) The computation of the value of unexercised in-the-money options is the aggregate difference between the option exercise price and the December 31, 1997 closing price of the Company's Common Stock on the American Stock Exchange.

Other Benefits Plans

         The Company sponsors an IRS approved 401(K) retirement plan. Employees become eligible to participate in the plan beginning on the enrollment date coinciding with or following 90 days of employment. Enrollment periods are limited to January 1, April 1, July 1 and October 1 of each year. The 401(K) plan allows employees to contribute a portion of their pre-tax earnings into their own retirement account. Eligible employees may contribute between 2% and 15% of their annual income up to the annual limits established by the IRS yearly. The Board of Directors authorized the Company, for those years in which it achieves the performance goals established in advance by the Compensation Committee, to match 50% of each employee's annual plan contribution up to a maximum of 2% of the salary of such employee, such Company contributions to vest equally over the first four years of service.





                                    9 of 17

                              Medco Research, Inc.


Report of the Compensation Committee for 1997 Executive Compensation

         The Compensation Committee of the Board of Directors, which is composed entirely of directors who have never been employees of the Company, is responsible for setting and administering the policies and programs that govern both annual and long-term compensation.

         In 1991 the Company adopted a Management Incentive Plan (the "Incentive Plan") to provide additional cash compensation to key Company executives based on their individual performance as well as the financial performance of the Company. Plan participants must be approved by the Compensation Committee, which establishes annual ceiling amounts of distributions under the Incentive Plan for each participant based on such individual's annual salary. The executive compensation program is designed to align compensation with the Company's business strategy, values and management initiatives.

         In 1996 the Company retained the Human Strategies Group of Deloitte & Touche, LLP to conduct a comprehensive comparative study (the "Comparative
Study") of the Company's compensation, annual and long-term components, and benefits programs for its executive officers and other employees. This Comparative Study was highly utilized by the Company with respect to 1997 compensation and benefits programs, and is intended to be the basis of such programs for the next few years, subject to the Committee's annual reviews for possible adjustment. By having a significant amount of compensation in the form of annual bonus and stock options awarded at the discretion of the Committee based 10% on each executive's performance of his or her own set of individual objectives and 90% on the Company's achievement of its corporate objectives, as described below, the program is intended to:

     o Provide incentive to implement the Company's annual objectives and long-term strategy aligned with the interests of shareholders;

     o      Reward superior performance; and

     o Help attract and retain key executives critical to the long-term success of the Company.

         The Company's executive compensation program consists of two key elements: (1) an annual component, i.e., base salary and annual bonus, and (2) a long-term component, i.e. stock options. The amount of salary, bonus and options granted for 1997 was determined by, among other measures, comparison with the data in the Comparative Study, as described above, with the goal of providing total compensation that approximates the median of the range of the compensation, both in the aggregate and for each compensation component, reported in the Comparative Study to have been paid by comparable companies. The program substantially rewards the management team if the Company achieves its corporate objectives, and it also recognizes meaningful differences in individual performance and offers the opportunity to earn rewards when merited by individual performance.

         For 1997 the Board of Directors determined that the Company's corporate objectives were 80% achieved, and the Compensation Committee determined that achievement of individual objectives ranged from 114% to 150%.

         The policies with respect to each of these elements, as well as the basis for determining the 1997 compensation of the Company's President and Chief Executive Officer, Dr. Blevins, are described below.





                                    10 of 17

                              Medco Research, Inc.


   (1) Annual Component: Base Salary and Annual Bonus

         Base Salary. Base salaries for executive officers are determined by the Committee with reference to the salary range for each position as reflected by the associated job description and a general assessment of the executive's performance, experience and potential. The Committee establishes these salaries annually or in connection with the officer's employment agreement, if any.

         Annual Bonus. An annual bonus may be paid to executive officers following the end of each fiscal year, up to a maximum percentage of base salary as determined by the Committee for such year either in accordance with their respective employment agreements, if any, or otherwise based on the job description. The percentage of base salary is 35% for the Chief Executive Officer and 30% for other executive officers. These bonus percentages were consistent with the information provided in the Comparative Study. Ninety percent (90%) of the bonus is based on the Company's achievement of its corporate objectives, and 10% of the bonus is awarded based on the Committee's evaluation of the officer's achievement during the year of his or her individual objectives. The Committee allows up to a maximum of 125% of the named executive officer's bonus to be awarded based on over-achievement of corporate and individual objectives; however, no bonus shall be awarded in respect of the achievement of corporate and individual objectives unless at least 67% or 80%, respectively, of the corporate or individual objectives is achieved. All objectives were approved by the President of the Company except that the Chief Executive Officer's objectives were approved by the Committee and the entire Board.

   (2) Long-Term Component:

         Stock Options. In 1993, the Committee established levels for the amount of annual stock options to be granted to the Chief Executive Officer and other executives. Data in the Comparative Study confirmed these levels to approximate the median of the range of the awards reported to have been paid by comparable companies (up to 65,000 shares for the President and 40,000 shares for Vice Presidents/Officers). The Committee awards options exercisable for a period of 10 years to buy a number of shares of the Company's Common Stock at a price equal to the market price of the stock on the date of grant. For 1997 and 1998 option grants, the Committee considered such events and factors which occurred during the year and took into account the accomplishment of corporate and individual objectives. For 1997 annual option grants, granted February 10, 1997, 50% of the options awarded vest on the first anniversary of the grant date, and the remaining 50% vest on the second anniversary of the grant date. For 1998 annual option grants, granted November 11, 1997, 25% of the options awarded vest on the first anniversary date of the grant, 25% vest on the second anniversary date of the grant, 25% vest on the third anniversary of the grant date, and the remaining 25% vest on the fourth anniversary of the grant date. The Committee allows up to a maximum of 125% of the named executive officers' option grant to be awarded based on over-achievement of corporate and individual objectives; however, no option grant shall be awarded in respect of the achievement of corporate and individual objectives unless at least 67% or 80%, respectively, of the corporate or individual objectives is achieved. The Committee believes that, because these options gain value only to the extent the price of the Company's Common Stock increases above the option exercise price during the life of the option, management's equity participation offers a significant incentive and helps create a long-term partnership between management/owners and other shareholders.

         The Committee set the 1997 annual and long-term compensation for Dr. Blevins near the median of the range paid by comparable companies. Effective September 26, 1997, his annual salary was adjusted to $241,500, and in February 1997 he received a 1997 annual option grant of 45,000 shares which are to be earned and vested as described above. The Committee determined that for 1997 Dr. Blevins was entitled to 86% of his bonus potential of up to 35% of base salary, based 90% on the Company's 80% achievement of its corporate objectives and 10% on Dr. Blevins' 114% achievement of his individual objectives: (1) increasing shareholder value; (2) providing for commercialization of products; and (3) acquisition of adenosine-based technology.




                                    11 of 17

                              Medco Research, Inc.



         The Compensation Committee of the Board of Directors

                            Albert D. Angel, Chairman
                                Jay N. Cohn, M.D.
                             Marvin S. Hausman, M.D.


Compensation of Directors

         The Company pays each director who is not a full-time employee of the Company a quarterly retainer fee of $4,000. Each such director is also paid $1,000 per diem for each Board meeting and the Annual Shareholders Meeting attended by that director and $400 for each Board or Board Committee meeting held by telephone conference call lasting up to two hours but greater than a half hour and $600 for each such meeting lasting more than two hours. Directors also are reimbursed for their travel expenses incurred to attend meetings. In order to attract experienced individuals, pursuant to the Company's stock option plans persons initially elected to the Company's Board of Directors who are not full-time employees of the Company automatically are granted an option to purchase 20,000 shares of the Company's Common Stock, and upon each re-election as a director at the Annual Meeting of Shareholders, directors automatically are granted an option to purchase 3,000 shares of the Company's Common Stock. All such director options have a term of 10 years, are granted at an exercise price equal to the fair market value of such shares on the date of grant of such options, and such options vest after one year.

         In October 1996 the Company changed its option grant policy by increasing the term of new option grants to directors and employees from four to ten years. Accordingly, in order to extend the benefits of such policy to the current directors whose initial option grant had a term of four years and have expired, on November 12, 1997 the Board granted to Eugene L. Step and William B. Bartlett a ten-year option to purchase 20,000 and 10,000 shares of Common Stock, respectively, at a price of $15.75, the closing price of the Company's Common Stock on the American Stock Exchange on the trading date of grant. The expired initial election options granted to Messrs. Step and Bartlett had exercise prices of $16.5625 and $12.875, respectively. On November 12, 1997, the Company also granted Mr. Bartlett a ten-year option to purchase 10,000 shares of Common Stock at $15.75 in consideration of consulting services rendered.

         Mr. Richard C. Williams, Chairman of the Board, continued to provide consulting services to the Company during 1997 pursuant to a consulting agreement which commenced December 1, 1994. For his consulting services in 1997 on, among other things, the Company's potential acquisitions, its then pending litigations and its financial public relations, the Company paid Mr. Williams $144,000 as well as related travel expenses.





                                    12 of 17

                              Medco Research, Inc.


Performance Graph

         Set forth below is a performance graph, comparing the yearly cumulative total stockholder return on the Company's Common Stock with the yearly cumulative total stockholder return on stocks included in the S&P 500 Index, a broad equity market index, and the yearly cumulative total stockholder return weighted by market capitalization at the beginning of each period for which a return is indicated on stocks included in the Company's Industry Peer Index. The Industry Peer Index comprises of the 45 U.S. pharmaceutical and biotechnological companies listed below, with the following criteria: market capitalization of less than $200 million, assets of less than $100 million, revenues under $25 million and less than 100 employees. The investment comparisons assume the base year (1992) is equal to an index of 100. Each of the cumulative total returns was computed assuming the reinvestment of stock dividends. The years compared are 1993, 1994, 1995, 1996 and 1997 calendar years.


                           INDEXED CUMULATIVE RETURNS
                                                                1992     1993       1994      1995       1996      1997
                                                                ----     ----       ----      ----       ----      ----
Medco Research, Inc..........................................   100      88.97      66.91     61.03      61.76     82.35
Industry Peer Index (1)......................................   100      78.41      39.90     77.85      83.23     82.48
S&P 500 Index................................................   100     110.08     111.54    153.45     188.69    251.64

(1) The following  companies are included in the Company's  Industry Peer Index:
Abaxis Inc., Accumed International Inc., Advanced Magnetics Inc., Alkermes Inc., Alteon Inc., Aronex Pharmaceuticals, Atrix Labs Inc., Boston Life Sciences, Cambridge Neuroscience Inc., Chantal Pharmaceutical Corp., CIMA Labs Inc., Columbia Laboratories, Cortech Inc., Corvas International, Cytel Corp., Dynagen, Emisphere Technologies, Epitope Inc., Geltex Pharmaceuticals Inc., Genome Therapeutics Corp., Guildford Pharmaceuticals Inc., Immunomedics Inc., Inhale Therapeutic Systems, Insite Vision, Lidak Pharmaceuticals, Macrochem Corporation, Medicis Pharmaceuticals, Metra Biosystems Inc., MGI Pharma Inc., Neoprobe Corp., Neo Rx Corp., Neurex Inc., Oncogene Science Inc., Penederm Inc., Pharmacyclics, Pharmos Corporation, Polymedica Industries Inc., Sano Corp., Sciclone Pharmaceuticals Inc., Shaman Pharmaceuticals Inc., Sonus Pharmaceuticals Inc., T Cell Sciences Inc., Technical Chemicals & Products, Techniclone Corp., and Theragenics Corp.




                                    13 of 17

                              Medco Research, Inc.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Security Ownership Of Management And Others

The following table sets forth as of April 20, 1998 the number and percentage ownership of the Company's voting securities by all persons (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to own beneficially more than 5% of the Company's Common Stock, being the only outstanding class of the Company's voting securities, based upon reports filed by each of such persons with the Securities and Exchange Commission, and the number and percentage ownership of the Company's equity securities so owned by each director, each executive officer named in the compensation tables in this Proxy Statement and by all directors and such executive officers as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the securities owned by him. An asterisk denotes beneficial ownership of less than 1%.

                                                                   Number of Shares          Percent of
Name And Address                                                 Beneficially Owned         Common Stock
----------------                                                 ------------------         ------------
State of Wisconsin...........................................          1,000,000                 9.49
     Investment Board
     P.O. Box 7842
     Madison, Wisconsin 53707
G. W. Capital, Inc...........................................            607,900                 5.77
     10900 N.E. 8th Street
     Suite 235
     Bellevue, Washington 98004
Glenn C. Andrews.............................................             60,750 (1)              *
Roger D. Blevins, Pharm.D....................................            203,532 (2)             1.93
Albert D. Angel..............................................             26,500 (3)              *
William M. Bartlett..........................................             10,120 (4)              *
Jay N. Cohn, M.D.............................................             23,000 (5)              *
Marvin S. Hausman, M.D.......................................            107,347 (6)             1.02
Mark B. Hirsch...............................................             23,000 (7)              *
Eugene L. Step...............................................              9,000 (8)              *
Richard C. Williams..........................................            123,100 (9)             1.17
All Directors and Executive Officers of the Company
as a Group (nine persons)....................................            586,349 (10)            5.56

(1) Includes 59,750 shares subject to currently exercisable options held by Mr. Andrews.

(2) Includes 172,175 shares subject to currently exercisable options held by Dr. Blevins.

(3) Includes 26,000 shares subject to currently exercisable options held by Mr. Angel.

(4) Includes 9,000 shares subject to currently exercisable options held by Mr. Bartlett.

(5) Includes 23,000 shares subject to currently exercisable options held by Dr. Cohn.

(6) Includes 23,000 shares subject to currently exercisable options held by Dr. Hausman.



                                    14 of 17

                              Medco Research, Inc.


(7) Includes 23,000 shares subject to currently exercisable options held by Mr. Hirsch.

(8) Includes 9,000 shares subject to currently exercisable options held by Mr. Step.

(9) Includes 9,000 shares subject to currently exercisable options held by Mr. Williams.

(10) Includes an aggregate of 353,925 shares subject to currently exercisable options held by executive officers and directors of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, "Executive Compensation - Compensation of Directors" , for a discussion of the Company's Consulting Agreement with its Chairman of the Board.




                                    15 of 17

                              Medco Research, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDCO RESEARCH, INC.

                                     By:      /s/ Roger D. Blevins
                                        --------------------------------
                                     Roger D. Blevins, Pharm. D.,
                                     President and Chief Executive
                                     Officer

                                     Date:    April 30, 1998

                                     By:      /s/ Glenn C. Andrews
                                        --------------------------------
                                     Glenn C. Andrews
                                     Vice President, Finance and
                                     Administration and Chief
                                     Financial Officer

                                     Date:    April 30, 1998

                                     By:      /s/ Adam C. Derbyshire
                                        --------------------------------
                                     Adam C. Derbyshire
                                     Corporate Controller and
                                     Secretary

                                     Date:    April 30, 1998


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Richard C. Williams                        Date:    April 30, 1998
         -----------------------------------
         Richard C. Williams,
         Chairman of the Board


By:      /s/ Albert D. Angel                            Date:    April 30, 1998
         -----------------------------------
         Albert D. Angel, Director


By:      /s/ William M. Bartlett                        Date:    April 30, 1998
         -----------------------------------
         William M. Bartlett, Director


By:      /s/ Jay N. Cohn, M.D.                          Date:    April 30, 1998
         -----------------------------------
         Jay N. Cohn, M.D., Director




                                    16 of 17

                              Medco Research, Inc.


By:      /s/ Marvin S. Hausman, M.D.                    Date:    April 30, 1998
         -----------------------------------
         Marvin S. Hausman, M.D., Director


By:      /s/ Mark B. Hirsch                             Date:    April 30, 1998
         -----------------------------------
         Mark B. Hirsch, Director


By:      /s/ Eugene L. Step                             Date:    April 30, 1998
         -----------------------------------
         Eugene L. Step, Director



                                    17 of 17