Form 10-Q
period 1998-03-31
MEDCO RESEARCH INC
filed 1998-05-14
CIK 723385

Medco Research, Inc.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

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

YES    X       NO
   ---------     ---------

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,543,307 as of May 4, 1998.

         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 12.

                                                    Medco Research, Inc.


                                               PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                 Consolidated Balance Sheets
                                                                                    March 31,              December 31,
                                                                                       1998                    1997*
                                                                          -------------------------------------------------
   (in thousands except share data)                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                            $  3,982                $  2,726
   Investments held to maturity                                                           12,276                  14,273
   Accounts and notes receivable:
     Royalties                                                                             5,845                   6,004
     Other                                                                                   637                     245
   Accrued interest income                                                                   443                     563
   Prepaid expenses and other                                                                221                     504
                                                                          -------------------------------------------------
Total current assets                                                                      23,404                  24,315
Investments held to maturity                                                              26,559                  23,530
Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                             220                     244
Patent, trademark and distribution rights, at cost,
   net of accumulated amortization                                                         2,091                   1,524
                                                                          -------------------------------------------------
Total assets                                                                             $52,274                 $49,613
                                                                          =================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                $  2,756                $  2,379
   Accrued royalties                                                                         804                   1,301
   Accrued compensation                                                                      230                     476
                                                                          -------------------------------------------------
Total current liabilities                                                                  3,790                   4,156
   Deferred royalty payments                                                                 117                     451
   Other long-term liabilities                                                               300                     350
                                                                          -------------------------------------------------
Total liabilities                                                                          4,207                   4,957
Stockholders' equity
   Common stock, no par value, authorized 40,000,000
     shares; shares issued of 11,206,207 and 11,182,832
     at March 31, 1998 and December 31, 1997, respectively;
     shares outstanding of 10,537,307 and 10,513,932 at
     March 31, 1998 and December 31, 1997, respectively.                                  52,753                  52,513
   Accumulated earnings (deficit)                                                          1,990                  (1,181)
   Cost of stock held in treasury, 668,900 shares at March 31, 1998
     and December 31, 1997                                                                (6,676)                 (6,676)
                                                                          -------------------------------------------------
Total stockholders' equity                                                                48,067                  44,656
                                                                          -------------------------------------------------
Commitments and contingencies
                                                                          =================================================
Total liabilities and stockholders' equity                                               $52,274                 $49,613
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

                                               Medco Research, Inc.

                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                           --------------------------------------
                                                                                March 31,          March 31,
         (in thousands except per share data)                                      1998               1997
                                                                           --------------------------------------

         Royalty revenue                                                             $6,379            $4,304
         Royalty expense                                                              1,264               966
                                                                           --------------------------------------
            Gross margin                                                              5,115             3,338

         Operating expenses:
            Research & development costs                                              1,728             1,703
            General and administrative expenses                                         625               699
                                                                                      2,353             2,402
            Operating income                                                          2,762               936
                                                                           --------------------------------------

         Other income:
            Interest income                                                             614               490

         Income before taxes                                                          3,376             1,426

         Provision for income taxes                                                     205                36

         Net income                                                                  $3,171            $1,390
                                                                           ======================================

         Basic earnings per share                                                   $  0.30           $  0.13
                                                                           ======================================

         Diluted earnings per share                                                 $  0.30           $  0.13
                                                                           ======================================

         Weighted average shares outstanding                                         10,518            10,681
                                                                           ======================================

         Weighted average shares outstanding
             assuming dilution                                                       10,743            10,730
                                                                           ======================================

See accompanying notes to consolidated financial statements.

                                                    Medco Research, Inc.

                                  Consolidated Statements of Stockholders' Equity
                                                    (Unaudited)


                                             THREE MONTHS ENDED MARCH 31, 1998


(in thousands except share data)
                                       Common Stock
                            -----------------------------------
                                                                        Accumulated           Cost of
                                Number of                                 earnings          Stock Held
                                  shares             Amount              (deficit)          in Treasury         Total
                            ----------------------------------------------------------------------------------------------
Balance at
  December 31, 1997               10,514             $52,513              $(1,181)            $(6,676)         $44,656

Stock options
  exercised                           23                 240                                                       240

Net income                             -                   -                3,171                   -            3,171
                            ----------------------------------------------------------------------------------------------
Balance at
  March 31, 1998                  10,537             $52,753               $1,990             $(6,676)         $48,067
                            ==============================================================================================

See accompanying notes to consolidated financial statements.

                                       Medco Research, Inc.

                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                 THREE MONTHS ENDED
                                                     --------------------------------------------
                                                            March 31,             March 31,
                                                               1998                  1997
                                                    --------------------------------------------
(in thousands)

Operating activities
Net income                                                       $3,171                $1,390
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                          24                    32
     Amortization of patent, trademark and
       distribution rights                                          146                     7
     Net amortization of investment discount                        (93)                  (22)
     Changes in operating assets and liabilities:
         Accounts receivable                                       (233)                 (208)
         Prepaid expenses                                           283                   162
         Accounts payable and accrued expenses                       81                   259
         Accrued royalty expense                                   (497)                 (221)
         Accrued interest income                                    120                    87
         Deferred asset                                               -                   124
         Deferred royalty payment                                  (334)                 (190)
                                                    --------------------------------------------
Net cash provided by operating activities
                                                                 $2,668                $1,420
                                                    --------------------------------------------


(Continued)


                                       Medco Research, Inc.

                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                 THREE MONTHS ENDED
                                                     --------------------------------------------
                                                          March 31,             March 31,
                                                             1998                  1997
                                                    --------------------------------------------
(in thousands)

Investing activities
Purchase of securities held to maturity                          (8,439)                    -
Maturity of securities held to maturity                           7,500                 3,500
Purchases of property and equipment                                   -                   (35)
Purchases of patent and license                                    (713)                    -
                                                    --------------------------------------------
Net cash provided by (used in) investing
   activities                                                    (1,652)                3,465
                                                    --------------------------------------------

Financing activities
Net proceeds from exercise of stock options                         240                     -
Purchase of stock held in treasury                                    -                (1,743)
                                                    --------------------------------------------
Net cash provided by (used in) financing
   activities                                                       240                (1,743)
                                                    --------------------------------------------
Increase in cash and cash equivalents                             1,256                 3,142
Cash and cash equivalents at beginning of period                  2,726                 9,107
                                                    --------------------------------------------
Cash and cash equivalents at end of period                       $3,982               $12,249
                                                    ============================================


See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared by Medco Research, Inc. (the "Company") in accordance with generally accepted accounting principles. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (all of a recurring nature) necessary for a fair presentation for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Adoption of New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company has no items of other comprehensive income in any period presented and therefore is not required to report comprehensive income.

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

The net income used for both basic and dilutive earnings per share for each of the periods ended March 31, 1998 and 1997 was the same. The following is a reconciliation of the weighted average number of common shares and common share equivalents used to determine diluted earnings per share for each of the periods ended March 31, 1998 and 1997:

                              Medco Research, Inc.

                                                    Period Ended March 31,
                                                   -----------------------
                                                      1998        1997
                                                   -----------------------

        Basic-weighted average shares outstanding     10,518      10,681

        Net effect of dilutive stock options
        based on treasury stock method                   225          49
                                                   -----------------------

        Weighted average shares assuming dilution     10,743      10,730
                                                   =======================


Equity

The Company adopted a Shareholder Rights Plan on April 2, 1998. The plan provides for a dividend distribution of rights to purchase shares of the common stock of the Company, exercisable upon the occurrence of certain events.

Patents

On March 30, 1998, the Company announced that it had secured additional intellectual property rights for intravenous adenosine in cardiac imaging and its potential new use as a cardioprotectant in various acute ischemic settings. The Company paid and capitalized its share of a one-time up-front fee and will amortize this fee over the life of the patent. The Company is also obligated to pay its share of an Adenoscan royalty to this third party.

Contingency

There are no material legal proceedings pending against the Company. However, on October 3, 1997, Richard A. Wilson, Debra A. Angello, and Paul S. Angello ("Plaintiffs") filed a complaint against Fujisawa, USA, Inc. in the United States District Court, District of Oregon, alleging that Fujisawa's sale of Adenoscan in the United States induces, or contributes to, the infringement of plaintiffs' U.S. Patent No. 4,824,660 ("the `660 patent"), entitled "Method of Determining the Viability of Tissue in an Organism" which the Patent Office issued on April 25, 1989. According to plaintiffs, the `660 patent claims a specific technique for more reliably locating viable or nonviable regions of heart tissue, namely using an adenosine triphosphate repleting agent such as ribose or adenosine as an adjunct to radioactive isotope (e.g., thallium-201) myocardial perfusion scintigraphy, where regions of heart tissue in which the scan images show no radioactivity indicate the presence of nonviable heart tissue. In its Answer and Counterclaim, Fujisawa denied that it infringed any of the claims of the `660 patent and alleged that the `660 patent was invalid. Fujisawa further alleged that plaintiffs' claims of patent infringement were barred by the doctrines of laches and estoppel. In its Counterclaim, Fujisawa requested a declaratory judgment that it did not infringe the claims of the `660 patent and that such patent is invalid.

                              Medco Research, Inc.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter of 1998 Compared to First Quarter of 1997

Net Revenues. The Company's first quarter 1998 royalty revenues increased from $4.304 million to $6.379 million, an increase of 48%, due to continued quarter-to-quarter increases in unit sales of Adenoscan by Fujisawa, the Company's North American licensee. Substantially all of the royalty revenue of the Company is generated by Fujisawa USA, Inc. from its sales of Adenoscan and Adenocard in the United States and Canada.

Gross Margin. The Company's first quarter 1998 gross margin from adenosine revenues increased from $3.338 million to $5.115 million, an increase of 53%, due to the shift in the product sales mix to Adenoscan. Royalty expense from adenosine sales increased from $.966 to $1.264 million, an increase of 31%, due to the payment of an Adenoscan royalty to a third party relating to the
procurement  of  additional   intellectual   property   rights  for  intravenous
adenosine.

Operating Expenses. The Company's first quarter 1998 total operating expenses decreased from $2.402 million to $2.353 million, a decrease of 2%, principally as a result of general and administrative expenditures decreasing from $.699 million to $.625 million , a decrease of 11%, due to lower overall spending in first quarter 1998. The Company's first quarter 1998 research and development expenditures were essentially unchanged, from $1.703 million to $1.728 million for the comparable period in 1997.

Interest Income . Interest income increased 25% mainly due to higher investment balances.

Earnings Per Share. In the first quarter 1998, the Company had net income of $3.171 million or $0.30 diluted earnings per share compared to $1.390 million or $0.13 diluted earnings per share for the year earlier period, on weighted average common shares and common share equivalents outstanding of 10.743 and
10.730 million, respectively.

                              Medco Research, Inc.


FINANCIAL CONDITION

As of March 31, 1998, the Company had total cash and investments of $42.817 million comprised of $3.982 million of cash and cash equivalents and $38.835 million of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies, and high quality corporate debt securities. The Company's working capital as of March 31, 1998 was $19.614 million, compared to $20.159 million as of December 31, 1997.

Included in liabilities at March 31, 1998 is an accrued liability (current and non-current portion) of $1.1 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of litigation relating to the manufacturing and marketing rights to Adenoscan.

The actual income tax expense for the first quarter 1998 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes) due to the utilization of net operating loss carryforwards and research and development credit carryforwards for which a full valuation allowance was previously recorded.

The Company recognized a full valuation allowance for its estimated deferred tax asset at March 31, 1998 due to the uncertainty surrounding timing of partnering arrangements and the uncertainty surrounding the ultimate cost of the research, clinical trials and other development of pharmaceutical products that potentially could adversely affect future operations and profit levels.

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

                              Medco Research, Inc.


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


                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference is a contingency, inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on pages 8 and 9 hereof.

Item 6.  Exhibits and Reports on Form 8-K

                  a.    Exhibits:
                        None.

                  b.    Reports on Form 8-K:
                        A form 8-K dated April 2, 1998, reporting in Item 5 thereof the adoption of a Shareholder Rights Plan, was filed April 15, 1998.

                              Medco Research, Inc.


                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Medco Research, Inc.



Date: May 14, 1998                  By:     /s/ Roger D. Blevins
                                            -----------------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Executive Officer




Date: May 14, 1998                  By:     /s/ Glenn C. Andrews
                                            -----------------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer




Date: May 14, 1998                  By:     /s/ Adam C. Derbyshire
                                            -----------------------------
                                            Adam C. Derbyshire
                                            Corporate Controller