Form 10-Q
period 1998-06-30
MEDCO RESEARCH INC
filed 1998-08-11
CIK 723385

Medco Research, Inc.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.
                                       OR
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

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,586,857 as of July 28, 1998.

         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 14.

                                                    Medco Research, Inc.


                                               PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                 Consolidated Balance Sheets
                                                                                     June 30,              December 31,
                                                                                       1998                    1997*
                                                                          -------------------------------------------------
   (in thousands, except share data)                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                            $  7,866                $  2,726
   Investments held to maturity                                                           11,962                  14,273
   Accounts and notes receivable:
     Royalties                                                                             6,384                   6,004
     Other                                                                                   124                     245
   Accrued interest income                                                                   473                     563
   Prepaid expenses and other                                                                358                     504
                                                                          -------------------------------------------------
         Total current assets                                                             27,167                  24,315
Investments held to maturity                                                              28,557                  23,530
Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                             196                     244
Patent, trademark and distribution rights, at cost, net of
   accumulated amortization                                                                1,939                   1,524
                                                                          =================================================
         Total assets                                                                    $57,859                 $49,613
                                                                          =================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                $  1,938                $  2,379
   Accrued royalties                                                                       1,713                   1,301
   Accrued compensation                                                                      274                     476
                                                                          -------------------------------------------------
         Total current liabilities                                                         3,925                   4,156
   Deferred royalty payments                                                                   -                     451
   Other long-term liabilities                                                               250                     350
                                                                          -------------------------------------------------
         Total liabilities                                                                 4,175                   4,957
Stockholders' equity:
   Common stock, no par value, authorized 40,000,000
     shares; shares issued of 11,245,757 and 11,182,832 at
     June 30, 1998 and December 31, 1997, respectively;
     shares outstanding of 10,576,857 and 10,513,932 at
     June 30, 1998 and December 31, 1997, respectively.                                   53,148                  52,513
   Accumulated earnings (deficit)                                                          7,212                  (1,181)
   Cost of stock held in treasury, 668,900 shares at June 30,
     1998 and December 31, 1997                                                           (6,676)                 (6,676)
                                                                          -------------------------------------------------
         Total stockholders' equity                                                       53,684                  44,656
                                                                          -------------------------------------------------
Commitments and contingencies
                                                                          =================================================
         Total liabilities and stockholders' equity                                      $57,859                 $49,613
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

                                                    Medco Research, Inc.

                                            Consolidated Statements of Operations
                                                         (Unaudited)


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 -----------------------------------------------------------------------
                                                         June 30,           June 30,          June 30,         June 30,
(in thousands, except per share data)                      1998               1997              1998             1997
                                                 -----------------------------------------------------------------------

Royalty revenue                                            $6,387              $4,862          $12,766           $9,167
Royalty expense                                               919                 618            2,183            1,585
                                                 -----------------------------------------------------------------------
   Gross margin                                             5,468               4,244           10,583            7,582
                                                 -----------------------------------------------------------------------

Operating expenses:
   Research & development costs                             3,836               1,969            5,564            3,672
   General and administrative expenses                        572                 679            1,197            1,378
                                                 -----------------------------------------------------------------------
                                                            4,408               2,648            6,761            5,050
                                                 -----------------------------------------------------------------------

Operating income                                            1,060               1,596            3,822            2,532

Other income:
   Interest income                                            659                 508            1,273              998
   Other income                                             4,000                 300            4,000              300
                                                 -----------------------------------------------------------------------

Income before taxes                                         5,719               2,404            9,095            3,830

Provision for income taxes                                    497                  90              702              126
                                                 -----------------------------------------------------------------------

Net income                                                $ 5,222             $ 2,314          $ 8,393          $ 3,704
                                                 =======================================================================

Basic earnings per share                                 $   0.49            $   0.22         $   0.80         $   0.35
                                                 =======================================================================

Diluted earnings per share                               $   0.48            $   0.22         $   0.77         $   0.35
                                                 =======================================================================

Weighted average shares outstanding                        10,558              10,509           10,538           10,595
                                                 =======================================================================

Weighted average shares outstanding
   assuming dilution                                       10,965              10,509           10,862           10,612
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

                                                    Medco Research, Inc.

                                       Consolidated Statements of Stockholders' Equity
                                                         (Unaudited)


                                               SIX MONTHS ENDED JUNE 30, 1998


(in thousands, except share data)
                                       Common Stock
                            -----------------------------------

                                                                      Accumulated          Cost of Stock
                                 Number of                               earnings              held in
                                    shares           Amount              (deficit)             Treasury        Total
                            ----------------------------------------------------------------------------------------------
Balance at
   December 31, 1997                10,514           $52,513               $(1,181)            $ (6,676)       $44,656
 Stock options
   exercised                            63               635                     -                    -            635

 Net income                              -                 -                 8,393                    -          8,393
                            ==============================================================================================
Balance at
    June 30, 1998                   10,577           $53,148               $ 7,212             $ (6,676)       $53,684
                            ==============================================================================================

See accompanying notes to consolidated financial statements.

                                       Medco Research, Inc.

                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                  SIX MONTHS ENDED
                                                    --------------------------------------------
                                                              June 30,              June 30,
                                                                1998                  1997
                                                    --------------------------------------------
(in thousands)

Operating activities:
Net income                                                     $  8,393            $    3,704
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                          48                    65
     Amortization of patent, trademark and
       distribution rights                                          298                    14
     Gain on investments available for sale                           -                     -
     Net amortization of investment discount                       (199)                  (22)
     Changes in operating assets and liabilities:
         Accounts receivable                                       (259)                 (461)
         Prepaid expenses                                          (175)                  (83)
         Accounts payable and accrued expenses                     (464)                  309
         Accrued royalty expense                                    412                   390
         Accrued interest income                                     90                    38
         Deferred asset                                             321                   124
         Deferred revenue                                             -                  (448)
         Deferred royalty payments                                 (730)                 (470)
                                                    --------------------------------------------
Net cash provided by operating activities                        $7,735                 $3,160
                                                    --------------------------------------------


(Continued)


                                       Medco Research, Inc.

                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                        SIX MONTHS ENDED
                                                     -----------------------------------------------------
                                                              June 30,                  June 30,
                                                                1998                      1997
                                                     -----------------------------------------------------
(in thousands)

Investing activities:
Purchase of securities held to maturity                               (15,939)                        -
Maturity of securities held to maturity                                13,422                     3,500
Purchases of property and equipment                                         -                       (35)
Purchases of patent and license                                          (713)                        -
                                                     -----------------------------------------------------
Net cash provided by (used in) investing
   activities                                                          (3,230)                    3,465
                                                     -----------------------------------------------------

Financing activities:
Proceeds from exercise of options                                         635                         -
Purchase of stock held in treasury                                          -                    (2,299)
                                                     -----------------------------------------------------
Net cash provided by (used in) financing
   activities                                                             635                    (2,299)
                                                     -----------------------------------------------------
Increase in cash and cash equivalents                                   5,140                     4,326
Cash and cash equivalents at beginning of period
                                                                        2,726                     9,107
                                                     -----------------------------------------------------
Cash and cash equivalents at end of period
                                                                       $7,866                   $13,433
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

Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," on December 31, 1997. Under SFAS No. 128, the Company is required to report both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during a period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents, primarily stock options, outstanding during a period. All prior period data has been restated to conform to the provisions of SFAS No. 128.

The net income used for both basic and dilutive earnings per share for each of the periods ended June 30, 1998 and 1997 was the same. The following is a reconciliation of the weighted average number of common shares and common share equivalents used to determine diluted earnings per share for each of the periods ended June 30, 1998 and 1997:

                              Medco Research, Inc.

                                                                    Three Months                  Six Months
                                                                    Ended June 30,               Ended June 30,
                                                            -------------- --------------- -------------- ----------------
                                                                  1998            1997           1998            1997
                                                            -------------- --------------- -------------- ----------------

        Basic-weighted average shares outstanding                10,558          10,509         10,538           10,595

        Net effect of dilutive stock options
             based on treasury stock method                         407               -            324               17
                                                            ============== =============== ============== ================

        Weighted average shares assuming dilution                10,965          10,509         10,862           10,612
                                                            ============== =============== ============== ================

Equity

The Company adopted a Shareholder Rights Plan on April 2, 1998. The plan provides for a dividend distribution of rights to purchase shares of the common stock of the Company, exercisable upon the occurrence of certain events.

Patents

On March 30, 1998, Fujisawa USA, Inc. secured additional intellectual property rights for intravenous adenosine in cardiac imaging and its potential new use as a cardioprotectant in various acute ischemic settings. The Company paid and capitalized its 50% share of a one-time up-front fee and will amortize this fee over the life of the patents. The Company is also obligated to pay its 50% share of an Adenoscan royalty to this third party.

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

This action is in the discovery stage. Fujisawa has advised the Company that Fujisawa intends to vigorously defend this action and believes it has no merit. Under the terms of its Adenoscan exclusive license agreement with Fujisawa, the Company will reimburse Fujisawa for 50% of the cost of defending this action.

                              Medco Research, Inc.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter and Six Months of 1998 Compared to Second Quarter and Six Months of 1997

Net Revenues. The Company's second quarter and first six months of 1998 royalty revenues increased from $4.862 million and $9.167 million to $6.387 million and $12.766 million, an increase of 31% and 39%, respectively, due to continued quarter-to-quarter increases in unit sales of Adenoscan by Fujisawa, the Company's North American licensee. Substantially all of the royalty revenue of the Company is generated by Fujisawa Healthcare, Inc. from its sales of Adenoscan and Adenocard in the United States and Canada.

Gross Margin. The Company's second quarter and first six months of 1998 gross margin from adenosine revenues increased from $4.244 million and $7.582 million to $5.468 million and $10.583 million, an increase of 29% and 40%, respectively, due to the shift in the product sales mix to Adenoscan. Royalty expense for the second quarter and first six months from adenosine sales increased from $.618 million and $1.585 million to $.919 million and $2.183 million, an increase of 49% and 38%, respectively, due to the payment of an Adenoscan royalty to a third party relating to the procurement of additional intellectual property rights for intravenous adenosine.

Operating Expenses. The Company's second quarter and first six months of 1998 total operating expenses increased from $2.648 million and $5.050 million to $4.408 million and $6.761 million, an increase of 67% and 34%, respectively, principally as a result of a one-time research and development charge of $2.361 million for the purchase of Fujisawa's commercialization rights and related intellectual properties for the cardioprotection application of intravenous adenosine. Research and development expenditures increased from $1.969 million and $3.672 million to $3.836 million and $5.564 million, an increase of 95% and 52%, respectively, as a result of the one-time charge pertaining to the development and commercialization of adenosine for use in the treatment of acute ischemic conditions of the heart, including acute myocardial infarction and open-heart surgery. General and administrative expenditures for second quarter and the first six months of 1998 decreased from $.679 million and $1.378 million to $.572 million and $1.197 million, a decrease of 16% and 13%, respectively, due to lower overall spending in 1998.

                              Medco Research, Inc.

Other Income . Interest income for second quarter and the first six months of 1998 increased 30% and 28% over the comparable periods of 1997 primarily due to higher investment balances. Other income for second quarter, as well as the first six months of 1998 increased from $.3 million to $4 million as a result of a one-time $4 million addition to income in consideration for the transfer of NDA's and necessary manufacturing rights for Adenocard and Adenoscan to Fujisawa Healthcare, Inc.

Earnings Per Share. In the second quarter and first six months of 1998, the Company had net income of $5.222 million and $8.393 million or $0.48 and $0.77 diluted earnings per share compared to $2.314 million and $3.704 million or $0.22 and $0.35 diluted earnings per share for the year earlier period. Weighted average common shares and common share equivalents outstanding for second quarter and the first six months of 1998 were 10.965 million and 10.862 million, respectively, versus 10.509 million and 10.612 million for the comparable periods of the prior year.

FINANCIAL CONDITION

As of June 30, 1998, the Company had total cash and investments of $48.385 million, made up of $7.866 million of cash and cash equivalents and $40.519 million of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies, and high quality corporate debt securities. The Company's working capital as of June 30, 1998 was $23.242 million, compared to $20.159 million as of December 31, 1997.

Included in liabilities at June 30, 1998 is a current accrued liability of $.721 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of litigation relating to the manufacturing and marketing rights to Adenoscan.

The actual income tax expense for the second quarter 1998 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes) due to the utilization of net operating loss carryforwards and research and development credit carryforwards for which a full valuation allowance was previously recorded.

The Company recognized a full valuation allowance for its estimated deferred tax asset at June 30, 1998 due to the uncertainty surrounding timing of partnering arrangements and the uncertainty surrounding the ultimate cost of the research, clinical trials and other development of pharmaceutical products that potentially could adversely affect future operations and profit levels.

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

                              Medco Research, Inc.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

IMPACT OF YEAR 2000

The Company has assessed the impact Year 2000 could have on its internal operations and does not anticipate that the Year 2000 will materially impact the Company's information systems, business or ability to operate in a well-controlled environment. The Company will be requesting Year 2000 compliance certification from each of its major customers and suppliers for their hardware or software products and for their internal business applications and processes. The Company currently does not expect that the cost of its Year 2000 compliance will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control.

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

                              Medco Research, Inc.

                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference is the contingency described in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on pages 8 and 9 hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

 a)       July 29, 1998 Annual Meeting

 b)       Directors Elected -       William M. Bartlett
                                    Roger D. Blevins, Pharm.D.
                                    Jay N. Cohn, M.D.
                                    Mark B. Hirsch
                                    Eugene L. Step
                                    Richard C. Williams

c) Proposals voted upon:

          (i)      Election of Directors:

                  William M. Bartlett
                  For:                               9,671,856
                  Abstain:                             353,712

                  Roger D. Blevins, Pharm.D.
                  For:                               9,671,856
                  Abstain:                             353,712

                  Jay N. Cohn, M.D.
                  For:                               9,671,856
                  Abstain:                             353,712

                  Mark B. Hirsch
                  For:                               9,671,856
                  Abstain:                             353,712

                  Eugene L. Step
                  For:                               9,671,856
                  Abstain:                             353,712

                  Richard C. Williams
                  For:                               9,671,856
                  Abstain:                             353,712

         (ii) Amendment of the Company's 1989 Stock Option and Stock Appreciation Rights Plan:

                  For:                       5,621,470
                  Against:                   1,154,592
                  Abstain:                     215,649

          (iii) Ratification of Coopers & Lybrand LLP as independent accountants:

                  For:                      10,004,847
                  Against:                      10,830
                  Abstain:                       9,891

Item 6.  Exhibits and Reports on Form 8-K

                  a.       Exhibits:
                           None.

                  b.       Reports on Form 8-K:
                           None.

                              Medco Research, Inc.

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Medco Research, Inc.



Date: August 11, 1998               By:     /s/ Roger D. Blevins
---------------------                       --------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Executive Officer




Date: August 11, 1998               By:     /s/ Glenn C. Andrews
---------------------                       --------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer




Date: August 11, 1998               By:     /s/ Adam C. Derbyshire
---------------------                       ----------------------
                                            Adam C. Derbyshire
                                            Corporate Controller