Form 10-Q
period 1998-09-30
MEDCO RESEARCH INC
filed 1998-11-12
CIK 723385

Medco Research, Inc.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

                              MEDCO RESEARCH, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-3318451
    -------------------------------                          ----------
    (State or other Jurisdiction of                  (I.R.S. Identification No.)
    Employer incorporation or
    organization)

    85 T W Alexander Drive,
    -----------------------
    Research Triangle Park, North Carolina                  27709
    --------------------------------------                  -----
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

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,434,132 as of October 30, 1998.
         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 14.

                                                   Medco Research, Inc.

                                               PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                 Consolidated Balance Sheets

                                                                                  September 30,            December 31,
                                                                                       1998                    1997*
                                                                          -------------------------------------------------
   (in thousands, except share data)                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                              $3,927                  $2,726
   Investments held to maturity                                                           17,852                  14,273
   Accounts and notes receivable:
     Royalties                                                                             6,368                   6,004
     Other                                                                                   158                     245
   Accrued interest income                                                                   667                     563
   Prepaid expenses and other                                                                323                     504
                                                                          -------------------------------------------------
         Total current assets                                                             29,295                  24,315
Investments held to maturity                                                              29,598                  23,530
Property and equipment, at cost, net of accumulated depreciation and
   amortization                                                                              191                     244
Patent, trademark and distribution rights, at cost, net of
   accumulated amortization                                                                1,787                   1,524
                                                                          -------------------------------------------------
         Total assets                                                                    $60,871                 $49,613
                                                                          =================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                  $1,623                  $2,379
   Accrued royalties                                                                       1,101                   1,301
   Accrued compensation                                                                      318                     476
                                                                          -------------------------------------------------
         Total current liabilities                                                         3,042                   4,156
   Deferred royalty payments                                                                   -                     451
   Other long-term liabilities                                                               200                     350
                                                                          -------------------------------------------------
         Total liabilities                                                                 3,242                   4,957
Stockholders' equity:
   Common stock, no par value,  authorized  40,000,000
     shares;   shares   issued   of   11,266,332   and
     11,182,832 at September 30, 1998 and December 31,
     1997,   respectively;   shares   outstanding   of
     10,597,332  and  10,513,832 at September 30, 1998
     and December 31, 1997, respectively.                                                 53,384                  52,513
   Accumulated earnings (deficit)                                                         10,921                  (1,181)
   Cost of stock held in treasury, 669,000 shares at
     September 30, 1998 and December 31, 1997                                             (6,676)                 (6,676)
                                                                          -------------------------------------------------
         Total stockholders' equity                                                       57,629                  44,656
                                                                          -------------------------------------------------
Commitments and contingencies
                                                                          =================================================
         Total liabilities and stockholders' equity                                      $60,871                 $49,613
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

                                               Medco Research, Inc.


                                      Consolidated Statements of Operations
                                                    (Unaudited)

                                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         --------------------------------------------------------------------------------------
                                           September 30,         September 30,          September 30,         September 30,
(in thousands, except per share data)           1998                  1997                  1998                  1997
                                         --------------------------------------------------------------------------------------

Royalty revenue                                       $6,426                $5,050               $19,191               $14,217
Royalty expense                                        1,063                   679                 3,246                 2,264
                                         --------------------------------------------------------------------------------------
   Gross margin                                        5,363                 4,371                15,945                11,953
                                         --------------------------------------------------------------------------------------

Operating expenses:
   Research & development costs                        1,379                 1,533                 6,942                 5,204
   General and administrative expenses                   635                   464                 1,832                 1,842
                                         --------------------------------------------------------------------------------------
                                                       2,014                 1,997                 8,774                 7,046
                                         --------------------------------------------------------------------------------------

Operating income                                       3,349                 2,374                 7,171                 4,907

Other income:
   Interest income                                       722                   533                 1,995                 1,531
   Other income                                           --                   390                 4,000                   690
                                         --------------------------------------------------------------------------------------

Income before taxes                                    4,071                 3,297                13,166                 7,128

Provision for income taxes                               362                   133                 1,064                   259
                                         --------------------------------------------------------------------------------------

Net income                                           $ 3,709               $ 3,164              $ 12,102               $ 6,869
                                         ======================================================================================

Basic earnings per share                              $ 0.35                $ 0.30                $ 1.15                $ 0.65
                                         ======================================================================================

Diluted earnings per share                            $ 0.34                $ 0.30                $ 1.11                $ 0.65
                                         ======================================================================================

Weighted average shares outstanding                   10,586                10,489                10,554                10,560
                                         ======================================================================================

Weighted average shares outstanding
   assuming dilution                                  10,982                10,566                10,894                10,591
                                         ======================================================================================


See accompanying notes to consolidated financial statements.

                                               Medco Research, Inc.


                                  Consolidated Statements of Stockholders' Equity
                                                    (Unaudited)


                     NINE MONTHS ENDED SEPTEMBER 30, 1998


(in thousands, except share data)

                                           Common Stock
                               ------------------------------------

                                                                        Accumulated         Cost of Stock
                                    Number of                            earnings              held in
                                      shares         Amount              (deficit)            Treasury             Total
                               -----------------------------------------------------------------------------------------------
Balance at
   December 31, 1997                    10,514           $52,513              $(1,181)            $(6,676)         $44,656
 Stock options
   exercised                                83               871                    -                   -              871

 Net income                                  -                 -               12,102                   -           12,102
                               -----------------------------------------------------------------------------------------------
Balance at
   September 30, 1998                   10,597           $53,384              $10,921             $(6,676)         $57,629
                               ===============================================================================================

See accompanying notes to consolidated financial statements.

                                               Medco Research, Inc.


                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                     NINE MONTHS ENDED
                                                     ------------------------------------------------
                                                           September 30,           September 30,
                                                                1998                    1997
                                                     ------------------------------------------------
(in thousands)

Operating activities:
Net income                                                        $12,102                  $ 6,869
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                            72                      109
     Amortization of patent, trademark and
       distribution rights                                            450                      419
     Loss on sale of equipment                                         --                       11
     Net amortization of investment discount                         (276)                     211
     Changes in operating assets and liabilities:
         Accounts receivable                                         (277)                      54
         Prepaid expenses                                            (140)                      13
         Accounts payable and accrued expenses                       (415)                     337
         Accrued royalty expense                                     (199)                    (597)
         Accrued interest income                                     (104)                      (8)
         Deferred asset                                               321                      124
         Deferred revenue                                              --                     (548)
         Deferred royalty payments                                 (1,101)                    (756)
                                                     ------------------------------------------------
Net cash provided by operating activities                         $10,433                   $6,238
                                                     ------------------------------------------------


(Continued)


                                               Medco Research, Inc.


                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                    NINE MONTHS ENDED
                                                     ------------------------------------------------
                                                          September 30,           September 30,
                                                               1998                    1997
                                                     ------------------------------------------------
(in thousands)

Investing activities:
Purchase of securities held to maturity                            (34,293)                (17,422)
Maturity of securities held to maturity                             24,922                   7,500
Purchases of property and equipment                                    (19)                    (51)
Proceeds from sales of equipment                                        --                       2
Purchases of patent and license                                       (713)                 (1,732)
                                                     ------------------------------------------------
Net cash used in investing activities                              (10,103)                (11,703)
                                                     ------------------------------------------------

Financing activities:
Net proceeds from exercise of stock options                            871                       --
Purchase of stock held in treasury                                      --                  (2,353)
                                                     ------------------------------------------------
Net cash provided by (used in) financing
   activities                                                          871                  (2,353)
                                                     ------------------------------------------------
Increase (decrease) in cash and cash equivalents                     1,201                  (7,818)
Cash and cash equivalents at beginning of period                     2,726                   9,107
                                                     ------------------------------------------------
Cash and cash equivalents at end of period                          $3,927                  $1,289
                                                     ================================================


See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared by Medco Research, Inc. (the "Company") in accordance with generally accepted accounting principles. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (all of a recurring nature) necessary for a fair presentation for the interim periods and are prepared on a basis consistent with the Company's Annual Report on Form
10-K. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The net income used for both basic and dilutive earnings per share for each of the periods ended September 30, 1998 and 1997 was the same. The following is a reconciliation of the weighted average number of common shares and common share equivalents used to determine diluted earnings per share for each of the periods ended September 30, 1998 and 1997:

                              Medco Research, Inc.

                                                                       Three Months                 Nine Months
                                                                    Ended September 30,          Ended September 30,
                                                             -------------- ---------------- -------------- ----------------
                                                                   1998            1997            1998            1997
                                                             -------------- ---------------- -------------- ----------------

     Basic-weighted average shares outstanding                    10,586           10,489         10,554           10,560

     Net effect of dilutive stock options
           based on treasury stock method                            396               77            340               31
                                                             ============== ================ ============== ================

     Weighted average shares assuming dilution                    10,982           10,566         10,894           10,591
                                                             ============== ================ ============== ================

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter and Nine Months of 1998 Compared to Third Quarter and Nine Months of 1997

Net Revenues. The Company's third quarter and first nine months of 1998 royalty revenues increased from $5.050 million and $14.217 million to $6.426 million and $19.191 million, an increase of 27% and 35%, respectively, due to continued year over year increases in unit sales of Adenoscan by Fujisawa, the Company's North American licensee. Substantially all of the royalty revenue of the Company is generated by Fujisawa Healthcare, Inc. from its sales of Adenoscan and Adenocard in the United States and Canada.


Gross Margin. The Company's third quarter and first nine months of 1998 gross margin from adenosine revenues increased from $4.371 million and $11.953 million to $5.363 million and $15.945 million, an increase of 23% and 33%, respectively, due to the shift in the product sales mix to Adenoscan. Royalty expense for the third quarter and first nine months from adenosine sales increased from $.679 million and $2.264 million to $1.063 million and $3.246 million, an increase of 57% and 43%, respectively, due to the payment of an Adenoscan royalty to a third party relating to the procurement of additional intellectual property rights for intravenous adenosine.


Operating Expenses. The Company's third quarter and first nine months of 1998 total operating expenses increased from $1.997 million and $7.046 million to $2.014 million and $8.774 million, an increase of 1% and 25%, respectively. Research and development expenditures were $1.379 million and $6.942 million for the third quarter and first nine months, a decrease of 10% and increase of 33%, respectively, compared to the prior year periods. The 33% increase for the first nine months of 1998 was a result of the one-time charge of $2.361 million in the second quarter pertaining to the purchase of Fujisawa's commercialization rights and related intellectual properties for the cardioprotection application of intravenous adenosine. General and administrative expenditures for third quarter and the first nine months of 1998 were $.635 million and $1.832 million, an increase of 37% and decrease of 1%, respectively, compared to the prior year periods. The 37% increase for the third quarter of 1998 was a result of a one-time tax refund received in the third quarter of 1997 and higher investor relations expenditures in the third quarter of 1998.

                              Medco Research, Inc.


Other Income . Interest income for third quarter and the first nine months of 1998 increased 35% and 30% over the comparable periods of 1997 primarily due to higher investment balances. Other income for the third quarter of 1998 decreased $.390 million versus prior year. Other income for the first nine months of 1998 increased to $4 million as compared to $.690 million in the same period of the prior year as a result of the recognition of a $4 million fee received from Fujisawa Healthcare, Inc. in consideration for the transfer of NDA's and manufacturing rights for Adenocard and Adenoscan to Fujisawa Healthcare, Inc.

Earnings Per Share. In the third quarter and first nine months of 1998, the Company had net income of $3.709 million and $12.102 million or $0.34 and $1.11 diluted earnings per share compared to $3.164 million and $6.869 million or $0.30 and $0.65 diluted earnings per share for the same prior year period. Weighted average common shares and common share equivalents outstanding for third quarter and the first nine months of 1998 were 10.982 million and 10.894 million, respectively, versus 10.566 million and 10.591 million for the comparable periods of the prior year.

FINANCIAL CONDITION

As of September 30, 1998, the Company had total cash and investments of $51.377 million, made up of $3.927 million of cash and cash equivalents and $47.450 million of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies, and high quality corporate debt securities. The Company's working capital as of September 30, 1998 was $26.253 million, compared to $20.159 million as of December 31, 1997.

Included in liabilities at September 30, 1998 is a current accrued liability of $.350 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of litigation relating to the manufacturing and marketing rights to Adenoscan. The Company expects the remaining guaranteed royalty obligation to Abbott Laboratories to be paid by the fourth quarter of 1998.

The actual income tax expense for the third quarter 1998 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes) due to the utilization of net operating loss carryforwards and research and development credit carryforwards for which a full valuation allowance was previously recorded.

The Company recognized a full valuation allowance for its estimated deferred tax asset at September 30, 1998 due to the uncertainty surrounding timing of partnering arrangements and the uncertainty surrounding the ultimate cost of the research, clinical trials and other development of pharmaceutical products that potentially could adversely affect future operations and profit levels.

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

IMPACT OF YEAR 2000

Readiness
The Year 2000 ("Y2K") issue results from programmers using two digits to indicate the century value in date fields. This affects older software and embedded systems. The team that the Company assembled to address the Y2K issue brings to bear knowledge from all areas of the Company.

The Team has categorized the Y2K issue into three parts: internal business systems software; internal non-business software/embedded systems; and external vendors. The Company's reliance on an outsourcing philosophy, which encourages the use of partnering agreements with third parties to accomplish many business functions, eases the Y2K issue as the Company does not have a large number of internal business systems applications or embedded systems. However, given that the Company receives substantially all of its royalty revenues from Fujisawa Healthcare, Inc., the Y2K issue is still a threat and is being given full attention by the Company especially in assessing the Company's third party relationships.

Internal Business Systems
The Company does not rely on custom developed solutions for its business systems. The software that it uses is mass-produced and has been inventoried. The providers have advised the Company that it has been made Y2K compliant through normal manufacturer upgrades and updates to the software. Accordingly, all software is either Y2K compliant or is due to be replaced in the normal course of business by January 1, 1999.

Internal Non-Business Software/Embedded Systems
All internal non-business software and embedded systems have been inventoried. The providers have been queried regarding Y2K compliance. At this time all software and systems are either Y2K compliant or due to be replaced in the normal course of business by January 1, 1999.

External Vendors
The Company is in the process of submitting questionnaires to all of the Company's third party vendors, including without limitation, Fujisawa Healthcare, Inc., the Company's licensees and clinical research partners of their Y2K compliance. The Company expects to have completed this phase along with assessing risks relating to third party relationships by April 1, 1999.

Costs
The costs of addressing the Y2K issue are not expected to be material to the operation of the Company. The costs of software and hardware inventories are currently being absorbed in the normal course of business. The Company anticipates incurring less than $2,000 for mailing and reviewing Y2K status reports for external vendors. The costs anticipated by the Company to replace or upgrade software or hardware are not being accelerated due to Y2K compliance.

                              Medco Research, Inc.


Risks
At this stage of its assessment, the Company does not anticipate that Y2K issues will materially impact any of its operations, including research and development, manufacturing, supply and distribution and financial control. All internal systems are expected to be operational at the Century Date Change
(CDC). However, due to the large number of the Company's vendors (including utility companies and governmental bodies) and their reliance, in turn, on other vendors (including hospitals and distributors), it is impossible for the impact of the CDC to be fully known. The Company is unable to determine at this time whether it will be materially impacted by unknown factors beyond the Company's control affecting third parties or their vendors including royalties the Company receives from Fujisawa Healthcare, Inc. The Company's Y2K plan is expected to significantly reduce the Company's level of uncertainty about Y2K issues and, in particular, about Y2K compliance and readiness of its material vendors. The Company believes that, with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans
Contingency plans will be developed on a vendor-by-vendor basis if deemed necessary following the Company's assessment of (1) the vendors' Y2K readiness and (2) the risk of business interruption to the Company. The Company expects to have any such plans in place by June 1, 1999.

Disclaimer
The discussion of the Company's efforts and management's expectations relating to the Year 2000 are forward-looking statements. The Company's ability to achieve Y2K compliance, to verify external vendors' Y2K compliance, and the costs associated with those activities are subject to change as the Company's Y2K plan is implemented. Completion of the plan is dependent on the Company's ability to discover and correct the potential Y2K sensitive problems which could have a serious impact on operations and the ability of third party vendors to bring their systems into Y2K compliance.

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



                                            Medco Research, Inc.



Date: November 9, 1998              By:     /s/ Roger D. Blevins
----------------------                      ------------------------------
                                            Roger D. Blevins, Pharm.D.
                                            President and
                                            Chief Executive Officer




Date: November 9, 1998              By:      /s/ Glenn C. Andrews
----------------------                      ------------------------------
                                            Glenn C. Andrews
                                            Chief Financial Officer




Date: November 9, 1998              By:      /s/ Adam C. Derbyshire
----------------------                      ------------------------------
                                            Adam C. Derbyshire
                                            Corporate Controller