Form 10-K405
period 1998-12-31
MEDCO RESEARCH INC
filed 1999-03-16
CIK 723385

Medco Research, Inc.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from________to________

                         Commission file number 0-13948

                              MEDCO RESEARCH, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           95-3318451
                   --------                           ----------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


                         7001 Weston Parkway, Suite 300
                           Cary, North Carolina 27513
                           --------------------------
               (Address of principal executive offices) (Zip Code)

                                 (919) 653-7001
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

               Common Stock                New York Stock Exchange
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Based on the closing price on March 1, 1999 of $23.125 for the Registrant's Common Stock as reported on the New York Stock Exchange, the aggregate market value of Common Stock held by nonaffiliates of Registrant was approximately $235,844,475.

The number of shares outstanding of the Registrant's Common Stock was 10,333,257 at March 1, 1999.

Documents incorporated by reference:

Part III: Sections entitled "Election of Directors", "Board of Directors and Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" from the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS
-----------------

COMPANY PROFILE
---------------

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

Substantially all of the Company's royalty income in the three-year period ended December 31, 1998 resulted from sales of ADENOCARD and ADENOSCAN in the United States by Fujisawa Healthcare, Inc. ("Fujisawa"), the Company's corporate partner.

Statements contained in Item 1 of this report which are not historical facts are forward looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings.

STRATEGIC PLAN
--------------

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

Over the past two years the Company has conducted a worldwide assessment of adenosine-receptor technologies and has succeeded in securing commercialization rights and related intellectual properties to a portfolio of applications of intravenous adenosine as well as adenosine analogs and allosteric modulators. Going forward, the Company plans to retain U.S. rights to the compounds which indicate potential use as hospital-based cardiovascular products and out-license non-U.S. rights to these compounds as well as worldwide rights to compounds identified for potential non-cardiovascular use.


PORTFOLIO
---------

ADENOCARD(R) - a sterile  formulation of adenosine for injection - indicated for the  treatment of  abnormally  rapid  heartbeats  originating  in the upper
     chambers  of  the  heart,   referred  to  as  paroxysmal   supraventricular
     tachycardia. Commercially available from Fujisawa in the U.S. and Canada since 1989 as ADENOCARD, the drug also is sold by the Company's corporate partner Sanofi Pharma ("Sanofi"), a multinational pharmaceutical company headquartered in France, in the United Kingdom and 47 other countries of the world as ADENOCOR(R) and in Switzerland as KRENOSIN(R).

ADENOSCAN(R) - a sterile formulation of adenosine for infusion - indicated as an adjunct to thallium cardiac imaging for the evaluation of coronary artery disease in patients unable to exercise adequately, referred to as a pharmacological stressor. Commercially available from Fujisawa in the United States and Canada since 1995, the drug also is sold by Sanofi in the United Kingdom and five other European countries as well as Australia. During 1997 Sanofi received approval for the drug in 14 additional member countries of the European Community through the mutual recognition procedure. Additional markets will be added in 1999 as pricing agreements are completed.

ADENOSINE  FOR   CARDIOPROTECTION   (formerly  designated  MEDR-640)  -  sterile
     formulations of adenosine for infusion under development as a cardioprotective adjunct to early thrombolytic therapy or emergency angioplasty in the treatment of acute myocardial infarction and as an additive to standard cardioplegia during open-heart surgery. At the 1998 71st Scientific Sessions of the American Heart Association, positive clinical results of a Phase II multicenter trial were reviewed, supporting the Company's belief, although no assurance can be given, that the drug may prove to be an effective cardioprotective agent during acute myocardial infarction. A Phase III trial, involving approximately 2,100 patients to be recruited from 200 to 300 centers in the United States and Canada, commenced in 1999. The objectives of this trial are to confirm results in a sizeable population and to provide additional information on clinical outcomes such as death and rehospitalization.

ADENOSINE ANALOGS - chemical  derivatives  of adenosine,  or adenosine  analogs, have  been  developed  by  chemists  to  selectively  affect  a  particular adenosine receptor subtype. These compounds are referred to as second-generation technology. By means of option agreements and a research agreement, the Company has rights to a number of adenosine analogs, including A2a-, and A3- agonists as well as A3- antagonists. The lead A2a-agonist, designated MRE0470, is under development as a potential follow-on to the Company's currently marketed product ADENOSCAN. No assurance can be given that any of the Company's analogs will result in the filing or approval of any NDA. See "Government Regulation of Pharmaceuticals" below.

ADENOSINE ALLOSTERIC MODULATORS - a new series of adenosine-based compounds, designated adenosine allosteric modulators, with a novel mechanism of action were discovered and synthesized in 1997. The compounds are referred to as third-generation technology. No assurance can be given that any of these compounds will result in the filing or approval of any NDA. As of the end of 1998, the Company had filed patent applications on more than 20 adenosine allosteric modulators. No assurance can be given that any patents will be issued or, if issued, that they will provide any competitive protection to the Company. See "Patents and Proprietary Rights" below.

PRODUCT AND COMPOUND SUMMARIES
------------------------------

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

Regulatory Status: In October 1988, the Company received FDA approval to market ADENOCARD in the United States, and the drug is commercially available from Fujisawa in the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. Sanofi also sells the drug in Austria, Australia, Belgium, Bulgaria, Chile, China, Columbia, the Czech Republic, Denmark, the Dominican Republic, Egypt, Finland, France, French Polynesia, Germany, Greece, Guatemala, Hong-Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Kuwait, Luxembourg, Malaysia, New Zealand, Norway, Oman, Panama, Peru, the Philippines, Poland, Portugal, Qatar, the Republic of Estonia, the Republic of Lithuania, Romania, Saudi Arabia, Singapore, Slovakia, South Africa, South Korea, Spain, Switzerland, Taiwan, Thailand, and Uruguay.

Product License: In March 1985, the University of Virginia Alumni Patents Foundation ("UVAPF") granted to the Company an exclusive license to exploit in the United States and Canada the use of adenosine for the treatment of supraventricular tachycardia that is caused by re-entry in the A-V node or an accessory pathway of the human heart. (In November 1986, UVAPF received a United States Patent on such use.) For these rights, the Company paid a one-time, nonrefundable license fee and agreed to pay 10% of all net sales of ADENOCARD made directly by the Company and 50% of all royalties received by the Company from its sublicensees until the expiration of the term of the last applicable patent rights or until the license is terminated as provided in the agreement.

Competition: Intravenous calcium channel blockers and beta-blockers (generically available from numerous sources) are principal competitors. In addition, catheter-based ablation therapy is becoming more common and may compete for certain patient types.

Manufacturing and Marketing:
----------------------------

1. Agreement with Fujisawa. The Company granted Fujisawa an exclusive license to manufacture and market ADENOCARD in the United States and Canada. Fujisawa agreed to pay the Company a royalty equal to 25% of its net sales of ADENOCARD in each country for the duration of patent protection or any other exclusive marketing rights that may be granted to the Company by governmental agencies, whichever is longer. Fujisawa also agreed to pay the Company a royalty equal to 7% of Fujisawa's net sales of ADENOCARD during any subsequent term of the agreement, which will continue after the initial term until either party terminates the agreement by giving the other party 90 days written notice. In May 1998, the Company transferred the NDA for ADENOCARD to Fujisawa and engaged a third party to contract manufacture the drug.

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

Regulatory Status: In October 1992, the Company received approval to market ADENOSCAN in Canada; and in May 1995, the Company received from the FDA marketing clearance for ADENOSCAN in the United States. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 additional member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product has been secured from the health authorities in the majority of the member countries. ADENOSCAN is currently marketed in the United States, Canada, the United Kingdom, Australia, Finland, Germany, Ireland, Italy, Norway and Spain. Suntory, the Company's partner for adenosine in Japan, completed the Phase III trial of Adenoscan in that country. Suntory expects to file a New Drug Application with the Japanese regulatory authority during the first half of 1999.

Product License: The Company owns the product as it is the exclusive assignee of patents issued in the U.S. and Canada, with counterpart applications pending approval in other countries of the world, covering the use of adenosine as a pharmacological stressor in cardiac imaging. By means of an agreement signed during the year, the Company's marketing partner, Fujisawa, secured intellectual property rights to extend its exclusivity on Adenoscan until 2015. In addition, in the U.S. the product received three years of exclusivity from the date of NDA approval under the Hatch-Waxman Act.

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

Manufacturing and Marketing:
----------------------------

Agreements with Fujisawa. The Company granted Fujisawa an exclusive license in the United States and Canada to manufacture and market ADENOSCAN. Fujisawa agreed to pay the Company royalties of 29% of ADENOSCAN net sales for the first five years after the commencement of commercial sales in each territory, i.e., until July 2000 for U.S. sales, and thereafter royalties of 25% of net sales until the expiration of the last applicable patent rights, at which time Fujisawa would have a paid-up license. The parties also agreed to share equally all third party royalties.

Fujisawa also agreed to pay royalties to the Company in respect of periods of more than thirty days in which it is unable to fulfill ADENOSCAN orders for reasons other than force majeure and other specified events, such royalties to be at the then prevailing rate based on the average daily sales of ADENOSCAN during the preceding 12 months. Fujisawa also agreed generally to maintain an inventory of at least six months of ADENOSCAN finished product and work-in-process, to be stored at multiple locations and to use its best efforts to identify and provide data to the Company to qualify with the FDA an alternate supplier of the adenosine raw material necessary for the manufacture of ADENOSCAN. In October 1996, Fujisawa's Melrose Park, Illinois plant was qualified by the FDA as an alternate manufacturing facility for ADENOSCAN in 30ml. vials. In May 1998, the Company transferred the NDA for ADENOSCAN to Fujisawa and Fujisawa engaged a third party to contract manufacture the drug.

Agreement with Sanofi. In December 1992, the Company granted Sanofi the exclusive rights to manufacture and market ADENOSCAN worldwide except in the United States, Canada, Japan, Korea and Taiwan. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 additional member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product has been secured from the health authorities in the majority of the member countries. Sanofi pays the Company a royalty of 6 to 8 percent, based on the level of annual sales, for the longer of ten years or the period of any marketing exclusivity for ADENOSCAN in each country of the territory.

Agreement with Suntory. The Company signed a development and marketing agreement with Suntory Limited for cardiovascular uses of adenosine in Japan. During 1997 Suntory initiated a Phase III trial to pursue the use of adenosine for pharmacologic stress for use with thallium perfusion imaging to detect coronary artery disease. The Japanese equivalent of an NDA has not been filed for any product covered by the agreement. The Company received a $1 million license fee upon signing, a $300,000 fee in 1995 when the FDA granted marketing clearance in the U.S. for ADENOSCAN and a payment of $400,000 following Suntory's initiation of a Phase III trial in Japan in 1997. The Phase III study was completed during 1998.

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

Development Background: Substantial preclinical data and limited human testing suggest, although no assurance can be given, that adenosine may be beneficial in these acute ischemic settings. The results of a single-center pilot investigation (i.e., significantly reduced injury measured six weeks after the procedure compared to measurements made at the time of hospital discharge), suggest that adenosine, as an adjunct to emergency angioplasty, may further limit the damage associated with acute myocardial infarction. The preliminary results from another single-center pilot study (i.e., statistically significant reductions in the cumulative amount of inotropes such as dopamine and dobutamine, and vasodilators such as nitroglycerin, required in the 24-hour period following surgery), suggest that adenosine, as an additive to standard cold-blood cardioplegia, may also limit the amount of cardiac support required during the early postoperative period following CABG surgery. These preliminary findings supported the initiation of three Phase II multicenter trials, including a placebo-controlled trial in CABG surgery (so-called AB-02 trial), a placebo-controlled trial using emergency (primary) angioplasty in acute myocardial infarction (so-called ALIVE trial), and a placebo-controlled trial using thrombolytic therapy in acute myocardial infarction (so-called AMISTAD I). Patient enrollment for the AB-02 trial was completed during 1997 and the results of the study were analyzed during 1998. Due to difficulty in recruiting patients in a timely manner, the ALIVE trial has been terminated. AMISTAD I (Phase II multicenter trial) was completed in 1997 and results of the study were presented by Dr. Kenneth Mahaffey, Duke Clinical Research Institute, at the 70th Scientific Sessions of the American Heart Association on November 10, 1997.

AMISTAD I revealed that patients with anterior MI who were treated with adenosine plus thrombolysis experienced median final infarct size of 15.0% (n=39) as compared to 45.5% (n=38) for patients treated with thrombolysis alone. For patients with non-anterior MI, infarct size was similar (11.5% (n=72) vs. 11.5% (n=72)) regardless of the addition of adenosine. Statistical analysis of the primary endpoint was carried out for the intent-to-treat population using protocol-specified methods and predetermined variables. As expected, MI location was the most significant variable related to the final infarct size, since anterior MI is typically much larger than non-anterior MI. But more importantly, for those patients with anterior MI, i.e., those at greatest risk, the use of adenosine resulted in significantly smaller final infarct size (p=0.014).

In a subset of patients, cardiac images were obtained at the time of hospital admission as well as at the time of discharge in order to measure the amount of heart muscle at risk of irreversible injury prior to treatment. For patients with anterior MI, the amount of myocardium at risk was similar in the adenosine and non-adenosine groups, 49.5% (n=12) vs. 51.0% (n=9), respectively. However, the amount of heart muscle "saved", as a percentage of myocardium at risk, was greater with adenosine plus thrombolysis (62.3%) vs. thrombolysis alone (15.0%).

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

During fourth quarter 1998, the protocol for AMISTAD-II, the Company's second multicenter Acute Myocardial Infarction Study of Adenosine was completed. In January 1999 the Company announced the initiation of this Phase III trial to further investigate the safety and efficacy of adenosine in combination with thrombolysis or angioplasty in the treatment of acute myocardial infarction. The name Pallacor(TM) has been selected for this application of intravenous adenosine - formerly referenced as part of the MEDR640 program. The study will involve approximately 2,100 patients and is projected to require approximately 24 months for completion.

Regulatory Status: The original IND for Phase I studies was filed in November 1988. The Company has conducted three multicenter Phase II clinical trials in the U.S., Canada and Argentina under this Investigational New Drug Application ("IND"). AMISTAD-II (Phase III multicenter trial) was initiated in January 1999 to further investigate the safety and efficacy of adenosine in combination with thrombolysis or angioplasty in the treatment of acute myocardial infarction.

Product License: As described below, the Company owns the product, including all worldwide manufacturing and marketing rights. ADENOSINE FOR CARDIOPROTECTION was included in the Company's 1988 exclusive license agreement with Fujisawa relating to ADENOSCAN. Pursuant to the May 1995 agreement with Fujisawa settling the litigation over the manufacturing and marketing of ADENOSCAN, all references to ADENOSINE FOR CARDIOPROTECTION in such license agreement were eliminated, and in May 1996, the parties entered into an agreement to jointly develop ADENOSINE FOR CARDIOPROTECTION. In June 1998 Fujisawa assigned and transferred to the Company all of its right, title and interest in ADENOSINE FOR CARDIOPROTECTION, including all of Fujisawa's related scientific data and intellectual properties in the United States and Canada. In the event that the Company markets an adenosine-containing cardioprotective product, Fujisawa will receive an 8% royalty on the Company's net sales. In the event that the Company licenses a third party to sell such product, Fujisawa will receive 25% of licensing fees, milestone payments, royalties, and other considerations received by the Company from such third party after the Company has recouped the $2 million in costs incurred for the compound through May 1998 plus its substantiated development costs from such date to the date of NDA approval.

The Company has a patent application pending in the U.S. and abroad for the use of adenosine to prevent further injury during acute myocardial infarction. (No assurance can be given that any pending application will result in any issued patent, or that any issued patent will provide any competitive protection to the Company.) See "Patent and Proprietary Rights" below.

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

Development Background: Theoretical rationale and preclinical data support the investigation of several A2a-agonists for a variety of applications including: diagnosis of coronary artery disease, promotion of wound healing, treatment of coronary artery disease, prevention of restenosis, and treatment of congestive heart failure. The Company's lead A2a-receptor agonist, MRE0470, should theoretically produce coronary vasodilation (via stimulation of the A2a-receptor) while not producing transient heart block and arrhythmias (the effects of A1-receptor stimulation). Hence, the compound may hold potential as a second-generation pharmacologic stressor. With respect to MRE0470, on December 28, 1998 the Company filed an IND with the FDA, and in late January 1999 the Company received clearance from the FDA to initiate a Phase I clinical trial as a selective coronary vasodilator during myocardial perfusion imaging procedures to diagnose coronary artery disease. During 1999 the evaluation of several adenosine A2a-receptor agonists in a wound healing model in animals was completed with positive results. In addition to these A2a-receptor agonists, work advanced during 1999 in the early evaluation of additional adenosine analogs and U.S. patent applications were filed for adenosine A3-receptor agonists and antagonists synthesized by the University of Ferrara.

Regulatory Status:  Work is in progress to file an IND.

Competition:  Adenocard, ADENOSCAN, generic dipyridamole

Product License: The Company has an exclusive worldwide license to multiple U.S. patents and foreign counterparts held by Discovery Therapeutics, Inc. (DTI) related to A2a-agonists. In March 1998, the Company signed an option to exclusively license New York University's worldwide rights for the use of adenosine A2a-receptor agonists for the promotion of wound healing. The Company has expanded its research agreement with the University of Ferrara to include agonists and antagonists which exert their actions at the adenosine A1- and A3-receptor subtypes. A Provisional Patent Application has been filed with the United States Patent and Trademark office on a lead A3-agonist as well as additional adenosine A3-receptor agonists and antagonists. (No assurance can be given that any pending application will result in any issued patent, or that any issued patent will provide any competitive protection to the Company.)

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

Development Background: This new series of compounds was discovered and synthesized in the laboratories of Professor Giovanni Baraldi at the University of Ferrara, Italy as part of a basic research collaboration agreement between the Company and the University of Ferrara. The agreement grants the Company exclusive ownership of all intellectual properties relating to allosteric modulators derived from the collaboration.

Product License: The Company has filed patent applications with the U.S. Patent and Trademark Office and intends to file companion applications overseas for compounds synthesized and tested by Dr. Baraldi and colleagues. (No assurance can be given that any pending application will result in any issued patent, or that any issued patent will provide any competitive protection to the Company.)

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

ORPHAN DRUG ACT
---------------

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


HATCH-WAXMAN ACT
----------------

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

PATENTS AND PROPRIETARY RIGHTS
------------------------------

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

The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by the Company or its licensors will issue. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be absolutely certain that it or any licensor was the first inventor of the subject matter covered by the patent application or that it or such licensor was the first to file a patent application therefor or that it would obtain the freedom to practice the claimed inventions. Moreover, priority in filing a patent application for an invention can be overcome by a different party who first practiced the invention. Accordingly, the Company might have to participate in extensive proceedings in U.S. and/or foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office ("Patent Office"), to determine priority and/or patent validity. Any such proceeding would be costly and consuming of Management's time. There can be no assurance either that the Company's owned or licensed patents would be held valid or that the Company's products would not be found to infringe patents owned by others. In the event of a determination that the Company is infringing a third party's patent, the Company likely would be required to pay royalties, which could be substantial, to such third party. In order to avoid the cost and risk of a Patent Office proceeding, or otherwise to obtain the intellectual property rights, the Company may seek to obtain from third parties patent licenses it believes are necessary or appropriate. However, it is possible that the third party could refuse a license to the Company in order to keep the Company's product off the market.

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

PRODUCT AND CLINICAL STUDIES LIABILITY
--------------------------------------

Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against the Company for liability with respect to injuries that may arise from the administration or use of its products during clinical trials or following marketing. However, no claim involving a material liability has ever been brought against the Company. The Company presently carries, and contractually requires its marketing partners and independent clinical research organizations to carry, what it believes to be adequate product and clinical studies liability insurance coverage.

RESEARCH AND DEVELOPMENT
------------------------

The Company expended $10,347,570,  $6,902,092,  and $5,839,278, for research and
development   during  the  years  ended  December  31,  1998,   1997  and  1996,
respectively.

EMPLOYEES
---------

As of March 1, 1999 the Company employed twenty-seven persons on a full-time basis. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company will need to hire additional scientific and support personnel as it expands its operations.

ITEM 2.  PROPERTIES
-------  ----------

The Company leases approximately 26,700 square feet of office space, in Cary, North Carolina, for its corporate offices under a lease that expires in December 2003. This facility is expected to be adequate for the Company's present and future operations. See Note 4 to the financial statements for a discussion of future lease payments.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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

On December 31, 1998, Fujisawa filed a motion seeking summary judgement. This action is in the discovery stage. Fujisawa has advised the Company that Fujisawa intends to vigorously defend this action and believes it has no merit. Under the terms of its Adenoscan exclusive license agreement with Fujisawa, the Company reimburses Fujisawa for 50% of the cost of defending this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ------------------------------------------------------------------

The Company's Common Stock traded on the American Stock Exchange under the symbol MRE during the year ended December 31, 1997 and through December 1, 1998. On December 2, 1998, the Company transferred to and began trading on the New York Stock Exchange under the symbol MRE. The following table sets forth the high and low sales prices of the Company's Common Stock on the American Stock Exchange and the New York Stock Exchange during the applicable periods.

                     Quarter Ended                  High            Low
                     -------------                  ----            ---

Calendar 1998:

                    March 31, 1998                 $19 5/8         $13 3/16
                    June 30, 1998                   25 1/2          17 1/8
                    September 30, 1998              26 5/8          15 5/8
                    December 31, 1998               26 3/16         17 1/2


Calendar 1997:

                    March 31, 1997                $13 3/8         $ 7 3/4
                    June 30, 1997                   9 13/16         7 3/4
                    September 30, 1997             14               9 5/8
                    December 31, 1997              17 1/8          12 3/4

The Company had 233 owners of record and in excess of 4,845 beneficial owners of its Common Stock as of March 1,1999, based upon information provided by the Company's transfer agent.


DIVIDENDS
---------

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The selected consolidated financial data set forth below for the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1996, 1995 and 1994 and for each of the two years in the period ended December 31, 1995 are derived from the financial statements of the Company not included elsewhere herein. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.


Summary Consolidated Statement of Operations Data:

OPERATIONS                                                   Years Ended December 31,
                                -----------------------------------------------------------------------------------
                                         1998             1997             1996             1995            1994
Revenue                             $34,277,842      $22,782,306      $15,824,073      $13,007,734     $10,688,619
Costs and Expenses                   18,035,640       12,569,177       11,502,428       16,540,176      15,103,087
Net Income (Loss)                    16,242,202       10,213,128        4,321,645       (3,532,442)     (4,414,468)
Basic Earnings (Loss) per
  Common Share                            $1.54            $0.97            $0.40           $(0.32)         $(0.40)
Diluted Earnings (Loss) per
  Common Share                            $1.50            $0.96            $0.40          $(0.32)         $(0.40)
Weighted Average Shares
  Outstanding                        10,530,745       10,545,533       10,917,920       11,023,921      11,144,938
Weighted Average Shares
  Outstanding Assuming
  Dilution                           10,857,004       10,620,785       10,938,357       11,023,921      11,144,938
Cash Dividends Declared
  per Common Share                            -                -                -                -               -



Summary Consolidated Balance Sheet Data:

                                  December 31,
                                -----------------------------------------------------------------------------------
                                         1998             1997             1996             1995            1994
Working Capital                     $29,812,684      $20,158,833      $18,372,970      $27,734,612     $24,883,199
Total Assets                         64,285,101       49,612,714       42,628,404       43,121,656      44,680,299
Stockholders' Equity                 58,058,941       44,656,284       36,499,005       35,099,683      38,901,572
Accumulated Earnings/(Deficit)       15,061,383       (1,180,819)     (11,393,947)     (15,715,592)    (12,183,150)
Net Book Value
  per Share                                5.58             4.25             3.40             3.19            3.53


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------      -------------------------------------------------------------------
             FINANCIAL CONDITION
             -------------------
OVERVIEW
--------

For calendar 1998, adenosine royalties (ADENOCARD and ADENOSCAN) increased 38% and operating expenses increased 39% which resulted in a net income of $16,242,202 for 1998, or $1.54 basic earnings per share, compared to $10,213,128 or $0.97 basic earnings per share, for 1997. Earnings per share on a diluted basis for 1998 and 1997 were $1.50 and $0.96, respectively. Approximately two-thirds of all royalty income in the three-year period ended December 31, 1998 resulted from Fujisawa sales of ADENOSCAN in the United States.

In February 1998, the Company expanded its drug discovery collaboration with the University of Ferrara, to include agonists and antagonists which exert their action at the adenosine A1- and A3-receptor subtypes. In March 1998, Fujisawa Healthcare, on behalf of itself and the Company, licensed additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery and extended the exclusivity on ADENOSCAN until 2015. In April 1998, the Company obtained an option from the University of California at San Francisco to an exclusive license pertaining to the use of adenosine for the promotion of angiogenesis. In June 1998, the Company signed an agreement to acquire right, title, and interest in certain patents relating to the use of intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery and extend the Company's marketing partner's exclusivity on ADENOSCAN until 2015. In November 1998, the Company completed the evaluation of several adenosine A2a-receptor agonists in an animal wound healing model with positive results. In December 1998, the Company, through its collaboration with the University of Ferrara, advanced early evaluation of additional ADENOSINE ANALOGS and allosteric modulators. Also in December, the Company filed an IND for MRE0470 for use as a selective coronary vasodilator during myocardial perfusion imaging procedures to diagnose coronary artery disease. In January 1999, the Company initiated AMISTAD II, a Phase III multi-center trial to further investigate the safety and efficacy of adenosine in combination with thrombolysis or angioplasty in the current treatment of acute myocardial infarction.


RESULTS OF OPERATIONS
---------------------

The accompanying consolidated financial statements and certain selected financial data have been presented for the calendar years ended December 31, 1998, 1997 and 1996. The Company's presentation of the Consolidated Statements of Operations reflect gross margin related to royalty revenues followed by operating expenses, operating income related to gross margin and other income.


Calendar Year 1998 Compared to Calendar Year 1997
-------------------------------------------------

Royalty Revenues. The Company's 1998 royalty revenue increased to $27,544,248 from $20,000,366, an increase of 38%, primarily due to continued year-over-year increases in unit sales of ADENOSCAN by Fujisawa, the Company's North American licensee, and a 4% increase in the royalty revenue rate recognized as revenue which began midway through fourth quarter 1997. Fujisawa is the source of substantially all of the royalties of the Company. See Note 6 to the Company's Financial Statements included in Item 8 below.

Gross Margin. The Company's 1998 gross margin from adenosine revenues increased to $22,671,316 from $17,015,292 an increase of 33% due to the continued shift in the product sales mix to ADENOSCAN and continued year-over-year increases in unit sales of ADENOSCAN, a drug for which the Company pays a royalty of 3% of net sales to a third party vis-a-vis ADENOCARD, a drug for which the Company pays a royalty of 12.5% of net sales to the University of Virginia Alumni Patents Foundation. Royalty expense increased to $4,872,932 from $2,985,074, an increase of 63% primarily due to the payment of a royalty of 3% of net sales of ADENOSCAN to a third party beginning January 1, 1998 relating to the procurement of additional intellectual property rights for intravenous adenosine from such third party.

Operating Expenses. Total operating expenses increased to $12,932,088 from $9,295,693, an increase of 39% due to increases in research and development expenditures related to ADENOSINE FOR CARDIOPROTECTION and the Company's lead A2a-receptor agonist MRE0470 for use as a selective coronary vasodilator during myocardial perfusion imaging procedures to diagnose coronary artery disease.

Research and development costs increased to $10,347,570 from $6,902,092, an increase of 50%. Research and development expenditures were higher during 1998 primarily due to a one-time charge of $2,361,000 in the second quarter of 1998 pertaining to the purchase of Fujisawa's commercialization rights and related intellectual properties for the cardioprotection application of intravenous adenosine. Also, research and development expenditures were higher during 1998 due to a $1 million charge in the fourth quarter 1998 for a milestone payment to Discovery Therapeutics, Inc. related to the December filing of the IND for MRE0470.

General and administrative expenses increased to $2,584,518 from $2,393,601, an increase of 8% primarily due to one-time expenditures related to the Company's transfer of its common stock listing to the New York Stock Exchange and the Company's move from Research Triangle Park, North Carolina to Cary, North Carolina.

Other Income. Interest income increased to $2,730,032 from $2,099,550, an increase of 30%. Investment income was higher in 1998 mainly due to higher investment balances. Other income increased to $4,003,562 from $682,389 an increase of 487%. Other income was higher in 1998 due to the Company's receipt of a $4 million payment from Fujisawa for the assistance provided by the Company to Fujisawa in connection with the contract manufacturing of ADENOSCAN and ADENOCARD by a third party and the transfer of the ADENOSCAN and ADENOCARD NDAs to Fujisawa. In 1997, the Company recognized a $300,000 licensing fee as income and also received and recognized a $400,000 payment as other income following Suntory's, the Company's development and marketing partner for adenosine in Japan, announcement of the initiation of Phase III clinical trials of ADENOSCAN in Japan.

Earnings Per Share. Basic earnings per share increased to $1.54 per share in 1998 from $0.97 per share in 1997 on weighted average common shares outstanding of 10,530,745 and 10,545,533, respectively. The basic earnings per share reflect net income of $16,242,202 and $10,213,128 in 1998 and 1997, respectively.
Diluted earnings per share increased to $1.50 per share in 1998 from $0.96 per share in 1997 on weighted average common shares outstanding of 10,857,004 and 10,620,785, respectively.

Calendar Year 1997 Compared to Calendar Year 1996
-------------------------------------------------

Royalty Revenues. The Company's 1997 royalty revenue increased to $20,000,366 from $13,453,958, an increase of 49%, primarily due to continued quarter-to-quarter increases in unit sales of ADENOSCAN by Fujisawa, the Company's North American licensee. Fujisawa is the source of substantially all of the royalty revenue of the Company.

Gross Margin. The Company's 1997 gross margin from adenosine revenues increased to $17,015,292 from $10,880,081, an increase of 56% due to the continued shift in the product sales mix to ADENOSCAN and continued quarter-to-quarter increases in unit sales of ADENOSCAN, a drug for which the Company owned the underlying patent and therefore paid no third party royalty in 1996 or 1997. Royalty expense, which is payable to the University of Virginia Alumni Patents
Foundation from whom the Company acquired exclusive rights to ADENOCARD, and represents one-half of royalty revenue earned by the Company from ADENOCARD sales, increased to $2,985,074 from $2,573,877, an increase of 16%.

Operating Expenses. Total operating expenses increased to $9,295,693 from $8,841,551, an increase of 5% due to an increase in research and development expenditures for ADENOSINE FOR CARDIOPROTECTION and ADENOSINE ANALOGS.

Research and development costs increased to $6,902,092 from $5,839,278, an increase of 18%. Research and development expenditures were higher during 1997 primarily due to the Company nearing the completion of the three multi-center Phase II trials associated with ADENOSINE FOR CARDIOPROTECTION and pursuing the filing of an IND for MRE0470, an adenosine A2a-receptor agonist for the diagnosis of coronary artery disease.

General and administrative expenses decreased to $2,393,601 from $3,002,273, a decrease of 20%. This reduction is primarily the result of lower overall spending in 1997 and one-time employee related charges incurred in 1996.

Other Income. Interest income increased to $2,099,550 from $2,020,115, an increase of 4%. Investment income was higher in 1997 mainly due to higher investment balances. Other income increased to $682,389 from $350,000, an increase of 95%. This increase is related to non-royalty receipts under licensing agreements, such as license fees or milestone payments, and the timing in which these receipts can be recognized as revenues. Such receipts are not recognized as revenues prior to the completion of the related milestones.

Earnings Per Share. Basic earnings per share increased to $0.97 per share in 1997 from $0.40 per share in 1996 on weighted average common shares outstanding of 10,545,533 and 10,917,920, respectively. The basic earnings per share reflect net income of $10,213,128 and $4,321,645 in 1997 and 1996, respectively. Diluted earnings per share increased to $0.96 per share in 1997 from $0.40 per share in 1996 on weighted average common shares outstanding of 10,620,785 and 10,938,357, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1998, the Company had total cash and investments of $51,250,671 comprised of $4,742,016 of cash and cash equivalents and $46,508,655 of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies and high quality corporate debt securities. The Company's working capital as of December 31, 1998 was $29,812,684 compared to $20,158,833 as of December 31, 1997.

The Company generated $14,257,117 in cash flow from operations during the year ended December 31, 1998 primarily due to increased ADENOSCAN royalty revenues partially offset by payment of a royalty obligation to Abbott Laboratories, Inc. This increase in cash and investments was further offset by $4,132,132 in treasury stock repurchases during 1998.

Included in liabilities at December 31, 1997 is an accrued liability (current and non-current portion) of $1.5 million relating to the balance of the Company's guaranteed royalty obligation to Abbott Laboratories pursuant to the terms of the Company's settlement of a litigation relating to the manufacturing and marketing rights to ADENOSCAN. At December 31, 1998 the royalty obligation to Abbott Laboratories was fully paid. See Note 6 to the Company's Financial Statements included in Item 8 below.

At December 31, 1997, the Company maintained a full valuation allowance against its deferred tax assets due to uncertainty surrounding timing of partnering arrangements and uncertainty surrounding the ultimate cost of the research, clinical trials and development of pharmaceutical products. These uncertainties could have adversely affected future operations and profit levels. During 1998, actual profit levels, estimated future research and development spending levels and the development of certain tax planning strategies made it more likely than not that the benefits of the Company's deferred tax assets will be realized. As such, at December 31, 1998, the valuation allowance was eliminated and a deferred tax asset was recognized on the balance sheet. See Note 10 to the Company's Financial Statements included in Item 8 below.

ADENOSCAN is currently marketed in the United States, Canada, the United Kingdom, Australia, Finland, Germany, Ireland, Italy, Norway, and Spain. ADENOCARD is currently marketed in the United States, Canada, the United Kingdom, Austria, Australia, Belgium, Bulgaria, Chile, China, Columbia, the Czech Republic, Denmark, the Dominican Republic, Egypt, Finland, France, French Polynesia, Germany, Greece, Guatemala, Hong-Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Kuwait, Luxembourg, Malaysia, New Zealand, Norway, Oman, Panama, Peru, the Philippines, Poland, Portugal, Qatar, the Republic of Estonia, the Republic of Lithuania, Romania, Saudi Arabia, Singapore, Slovakia, South Africa, South Korea, Spain, Switzerland, Taiwan, Thailand, and Uruguay.

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


IMPACT OF YEAR 2000
-------------------

Readiness
The Year 2000 ("Y2K") issue results from programmers using two digits to indicate the century value in date fields. This generally affects older software and embedded systems of the Company and third parties with which it does business, thereby threatening data. The team that the Company assembled to address the Y2K issue brings to bear knowledge from all areas of the Company and helps minimize the potential impact to the Company.

The Company has categorized the Y2K issue into three parts: internal business systems software; internal non-business software/embedded systems; and external vendors. The Company's reliance on an outsourcing philosophy, which encourages the use of partnering agreements with third parties to accomplish many business functions, eases the Y2K issue as the Company does not have a large number of internal business systems applications or embedded systems. However, given that the Company receives substantially all of its royalty revenues from Fujisawa Healthcare, Inc., the Y2K issue is still a threat and is being given full attention by the Company, especially in assessing the Company's third party relationships.

Internal Business Systems
The Company does not rely on custom developed solutions for its business systems. The software that it uses is mass-produced and has been inventoried. The providers have advised the Company that it has been made Y2K compliant through normal manufacturer upgrades and updates to the software. Accordingly, all software is either Y2K compliant or is due to be replaced in the normal course of business by the end of first quarter 1999.

Internal Non-Business Software/Embedded Systems
All internal non-business software and embedded systems have been inventoried. The providers have been queried regarding Y2K compliance. At this time all software and systems are either Y2K compliant or due to be replaced in the normal course of business by the end of first quarter 1999.

External Vendors
A database has been established to track progress the Company's vendors are making in becoming Y2K compliant. The Company is closely monitoring the progress and potential impact of vendors that may fail to become Y2K compliant by year end 1999. The Company has submitted questionnaires to its licensees and material vendors, including Fujisawa, relative to their Y2K compliance. The Company expects to complete this phase along with assessing risks and planning for contingencies relating to third party relationships by April 1, 1999.

Costs
The costs of addressing the Y2K issue are not expected to be material to the operation of the Company. The costs of software and hardware inventories are currently being absorbed in the normal course of business. The Company anticipates incurring less than $2,000 for mailing and reviewing Y2K status reports for external vendors. The costs anticipated by the Company to replace or upgrade software or hardware are not being accelerated due to Y2K compliance. These costs are expected to total $6,000 of which none has been incurred at December 31, 1998.

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

Contingency Plans
Contingency planning has begun relative to the Company's material vendors, banking operations and governmental bodies. Such plans will be updated based on information received from the vendors on their Y2K readiness. Other contingency plans will be developed on a vendor-by-vendor basis if deemed necessary following the Company's assessment of (1) Y2K readiness of other vendors and (2) the risk of business interruption to the Company. The Company expects to have formal plans in place by June 1, 1999. The Company's contingency plan takes into account the fact that the Company's agreements obligate Fujisawa to maintain inventories of ADENOCARD and ADENOSCAN finished product and work-in-process in quantities sufficient to satisfy at least six months of projected orders based on orders received during the prior six month period. In addition, in the event Fujisawa cannot fulfill orders for such drugs on a timely basis consistent with U.S. industry practice for any period in excess of 30 calendar days, Fujisawa is obligated to pay royalties to the Company during such "outage" periods based on the average daily net sales of the drug during the prior twelve months, except if such outage results from force majeure and other specified events.

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

Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are forward looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK
--------   --------------------------------------------------

The Company is exposed to various types of market risk in the normal course of business, including interest rate risk. To manage this exposure, the Company employs risk management strategies including diversification and a hold-to-maturity investment policy.

A significant portion of the Company's assets are invested in U.S. Treasury Notes, debt securities of various federal governmental agencies and high quality corporate debt securities which are subject to the impact of interest rate changes. The Company's strategy for managing interest rate risk is to maintain a balance of U.S. Government and Corporate obligations across a variety of maturities. Additionally, the Company has adopted a hold-to-maturity policy to eliminate risk associated with temporary fluctuations in the market value of securities. All of the Company's investments are in U.S Treasury Notes, debt securities of various federal governmental agencies and high quality corporate debt securities, and as such, the Company considers the risk of nonperformance to be remote.

The following table provides information, by maturity date, about the Company's interest rate sensitive financial instruments, which consist of marketable debt securities that are recorded at cost and accounted for as held-to-maturity.

                                    1999              2000              2001
                                -----------        -----------       -----------

Fixed rate marketable debt
securities                      $21,434,398        $13,069,804       $12,004,453
Average interest rate               5.8%              5.6%              5.8%

ITEM 8.  FINANCIAL STATEMENTS
-------  --------------------

The following consolidated financial statements of Medco Research, Inc. are included in this report:

Page     24       Report of Independent Accountants

Page     25       Independent Auditors' Report

Page     26       Consolidated Balance Sheets--December 31, 1998 and 1997

Page     27       Consolidated  Statements of  Operations--Years  Ended December
                  31, 1998, 1997 and 1996

Page     28       Consolidated  Statements of Stockholders'  Equity--Years Ended
                  December 31, 1998, 1997 and 1996

Page     29       Consolidated  Statements of Cash  Flows--Years  Ended December
                  31, 1998, 1997 and 1996

Page     31       Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Medco Research, Inc. and its Subsidiary:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Medco Research, Inc. and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                   PricewaterhouseCoopers LLP



Raleigh, North Carolina
January 22, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medco Research, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Medco Research, Inc. and subsidiary for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Medco Research, Inc. and subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements contained in the 1996 Form 10-K, the Company is party to certain claims and litigation. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for liability, if any, that may result from the resolution of such matters have been recognized in the accompanying consolidated financial statements.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994.


                                                KPMG  LLP




Raleigh, North Carolina
January 28, 1997

                                               Medco Research, Inc.


                                            Consolidated Balance Sheets
                                                                                             December 31,
                                                                             --------------------------------------------
                                                                                     1998                  1997
                                                                             --------------------------------------------
    Assets
    Current assets:
       Cash and cash equivalents                                                      $4,742,016              $2,726,486
       Investments held to maturity (Note 2)                                          21,434,398              14,272,791
       Accounts and notes receivable:
         Royalties                                                                     8,348,719               6,003,629
         Other                                                                            84,654                 244,486
       Accrued interest income                                                           577,691                 563,294
       Deferred tax asset, current portion (Note 10)                                     458,497                       -
       Prepaid expenses and other                                                        242,869                 503,568
                                                                             --------------------------------------------
    Total current assets                                                              35,888,844              24,314,254
    Investments held to maturity (Note 2)                                             25,074,257              23,530,192
    Deferred tax asset (Note 10)                                                       1,227,503                       -
    Property and equipment, at cost, net of accumulated
      depreciation (Note 3)                                                              465,759                 243,996
    Patent, trademark and distribution rights, at cost,
      net of accumulated amortization (Note 5)                                         1,628,738               1,524,272
                                                                             --------------------------------------------
    Total assets                                                                     $64,285,101             $49,612,714
                                                                             ============================================
    Liabilities and stockholders' equity
    Current liabilities:
       Accounts payable and accrued expenses                                          $3,400,670              $2,378,933
       Accrued royalties (Note 5)                                                      2,166,339               1,300,650
       Accrued compensation                                                              509,151                 475,838
                                                                             --------------------------------------------
    Total current liabilities                                                          6,076,160               4,155,421
       Deferred royalty payment (Note 6)                                                       -                 451,009
       Other long-term liabilities                                                       150,000                 350,000
    Stockholders' equity (Notes 8 and 9):
       Common stock, no par value,  authorized  40,000,000
         shares; shares issued of 11,298,732 and 11,182,832
         at December 31, 1998, and 1997, respectively;
         shares outstanding of 10,409,332 and 10,513,832 at
         December 31, 1998 and 1997, respectively                                     53,805,722              52,513,135
       Retained earnings (accumulated deficit)                                        15,061,383              (1,180,819)
       Cost of stock held in treasury, 889,400 and 669,000
         shares at December 31, 1998 and 1997, respectively                          (10,808,164)             (6,676,032)
                                                                             --------------------------------------------
    Total stockholders' equity                                                        58,058,941              44,656,284
                                                                             --------------------------------------------
    Commitments and contingencies (Notes 5, 6  and 12)
                                                                             ============================================
    Total liabilities and stockholders' equity                                       $64,285,101             $49,612,714
                                                                             ============================================

           See accompanying notes to consolidated financial statements.

                            Consolidated Statements of Operations



                                                                                          Years Ended December 31,
                                                                           ------------------------------------------------------
                                                                                 1998               1997             1996
                                                                           ------------------------------------------------------
                Net Revenues:
                 Royalty revenue (Note 5)                                       $27,544,248        $20,000,366      $13,453,958
                 Royalty expense (Note 5)                                         4,872,932          2,985,074        2,573,877
                                                                           ------------------------------------------------------
                   Gross margin                                                  22,671,316         17,015,292       10,880,081
                                                                           ------------------------------------------------------

                Operating expenses:
                   Research and development costs                                10,347,570          6,902,092        5,839,278
                   General and administrative expenses                            2,584,518          2,393,601        3,002,273
                                                                           ------------------------------------------------------
                                                                                 12,932,088          9,295,693        8,841,551
                                                                           ------------------------------------------------------
                   Operating income                                               9,739,228          7,719,599        2,038,530
                                                                           ------------------------------------------------------

                Other income:
                   Interest income                                                2,730,032          2,099,550        2,020,115
                   Other income (Note 7)                                          4,003,562            682,389          350,000
                                                                           ------------------------------------------------------
                                                                                  6,733,594          2,781,939        2,370,115
                                                                           ------------------------------------------------------

                Income  before income taxes                                      16,472,822         10,501,538        4,408,645

                Provision for income taxes (Note 10)                                230,620            288,410           87,000
                                                                           ------------------------------------------------------

                Net income                                                      $16,242,202        $10,213,128      $ 4,321,645
                                                                           ======================================================

                Basic earnings  per share                                              $1.54             $0.97            $0.40
                                                                           ======================================================

                Diluted earnings  per share                                            $1.50             $0.96            $0.40
                                                                           ======================================================

                Weighted average shares outstanding                               10,530,745        10,545,533       10,917,920
                                                                           ======================================================

                Weighted average shares outstanding
                  assuming dilution                                               10,857,004         10,620,785       10,938,357
                                                                           ======================================================

          See accompanying notes to consolidated financial statements.

                                 Consolidated Statements of Stockholders' Equity

                                            Common stock
                                     -----------------------------
                                                                Accumulated
                                                                   other          Retained
                                       Number of               comprehensive     earnings/        Cost of stock
                                         shares      Amount        income       (accumulated     held in treasury     Total
                                                                                  deficit)
                                     --------------------------------------------------------------------------------------------
     Balance at December 31, 1995     11,013,732    $52,216,010      $133,972     $(15,715,592)     $(1,534,707)     $35,099,683

        Purchase of stock held in
          treasury                      (273,700)             -             -               -        (2,788,351)      (2,788,351)
        Reclassification adjustment
          to other comprehensive
          income due to the sale of
          an investment                        -              -      (133,972)              -                 -         (133,972)
         Net income                            -              -             -        4,321,645                -        4,321,645
                                     --------------------------------------------------------------------------------------------
     Balance at December 31, 1996     10,740,032     52,216,010             -     (11,393,947)       (4,323,058)      36,499,005
        Stock options exercised           27,000        297,125             -               -                 -          297,125
        Purchase of stock held in
          treasury                      (253,200)            -              -               -        (2,352,974)      (2,352,974)
        Net income                             -             -              -      10,213,128                 -       10,213,128

                                     --------------------------------------------------------------------------------------------
     Balance at December 31, 1997     10,513,832     52,513,135             -      (1,180,819)       (6,676,032)      44,656,284
        Stock options exercised          115,900      1,292,587             -               -                 -        1,292,587
        Purchase of stock held in
          treasury                      (220,400)             -             -               -        (4,132,132)      (4,132,132)
        Net income                             -              -             -      16,242,202                 -       16,242,202
                                     --------------------------------------------------------------------------------------------
     Balance at December 31, 1998      10,409,332   $53,805,722        $    -     $15,061,383      $(10,808,164)     $58,058,941
                                     ============================================================================================


          See accompanying notes to consolidated financial statements.

                                               Medco Research, Inc.


                                       Consolidated Statements of Cash Flows


                                                                                       Years Ended December 31,
                                                                      -----------------------------------------------------------
                                                                            1998                1997                1996
                                                                      -----------------------------------------------------------
Operating activities
Net income                                                                 $16,242,202         $10,213,128          $4,321,645
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     Depreciation of property and equipment                                     99,808             101,965             143,934
     Amortization of patent, trademark and other distribution
       rights                                                                  608,034             573,817              51,403
     Deferred tax benefit                                                   (1,686,000)                  -                   -
     Realized gain on investments available for sale                                 -                   -             (49,258)
     Net amortization of investment discount                                  (334,539)           (101,869)           (260,912)
     (Gain) loss on disposition of property and equipment
                                                                                (3,162)             10,852                   -
     Loss on disposal of patents                                                     -              14,759                   -
     Changes in operating assets and liabilities:
         Accounts receivable                                                (1,185,258)           (226,490)         (2,286,735)
         Accrued interest income                                               (14,397)           (186,430)           (124,644)
         Prepaid expenses and other                                            260,699             109,876              34,427
         Deferred asset                                                              -             124,212           1,727,703
         Accounts payable and accrued expenses                                 855,050             199,451            (126,659)
         Accrued royalties                                                     865,689             121,093            (129,764)
         Deferred  revenue                                                           -            (548,202)           (751,798)
         Deferred royalty payment                                           (1,451,009)         (1,265,863)           (884,353)
                                                                      -----------------------------------------------------------
Net cash provided by operating activities                                  14,257,117            9,140,299           1,664,989
                                                                      -----------------------------------------------------------

      (Continued)


                                                                                      Years Ended December 31,
                                                                    -------------------------------------------------------------
                                                                            1998                  1997               1996
                                                                    -------------------------------------------------------------
Investing activities
Purchase of investment securities                                             (34,293,133)        (20,161,540)      (45,707,862)
Maturity of investment securities                                              25,922,000           8,478,579        52,106,334
Purchases of property and equipment                                              (332,769)            (51,298)         (121,786)
Proceeds from sale of property and equipment                                       14,360               2,006                -
Purchases of patent, trademark and distribution rights                           (712,500)         (1,732,406)         (351,403)
                                                                    -------------------------------------------------------------
Net cash provided by (used in) investing activities                            (9,402,042)        (13,464,659)        5,925,283
                                                                    -------------------------------------------------------------

Financing activities
Net proceeds from exercise of stock options                                     1,292,587             297,125                -
Purchase of stock held in treasury                                             (4,132,132)         (2,352,974)       (2,788,351)
                                                                    -------------------------------------------------------------
Net cash used in financing activities                                          (2,839,545)         (2,055,849)       (2,788,351)
                                                                    -------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                2,015,530          (6,380,209)        4,801,921
Cash and cash equivalents at beginning of year                                  2,726,486           9,106,695         4,304,774
                                                                    -------------------------------------------------------------
Cash and cash equivalents at end of year                                      $ 4,742,016         $ 2,726,486       $ 9,106,695
                                                                    =============================================================

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 1998, 1997 and 1996

1.       Summary of Significant Accounting Policies

Company Operations

Medco Research, Inc. is an emerging pharmaceutical company engaged in the global commercialization of cardiovascular medicines and adenosine-based products.

The Company's business approach has been to carefully evaluate and selectively acquire product candidates, thereby reducing the costs and risks associated with basic research and drug discovery. These product opportunities and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents which, in the opinion of the Company's patent counsel, are enforceable. The Company then sponsors and directs any additional pre clinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. Historically the Company has licensed the manufacturing and marketing rights to its products to corporate partners in exchange for licensing fees and royalty payments on future product sales. A portion of formulation development, as well as microbiology, chemistry, manufacturing and controls information, are typically provided by the Company's licensed corporate partner, and the Company then submits to the United States Food and Drug Administration (the "FDA") a New Drug Application ("NDA") to obtain the FDA's clearance to market the drug.

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

Investments

The Company's investments include primarily investments in marketable debt securities which are recorded at cost, net of amortization of premiums and discounts. All premiums and/or discounts are amortized over the remaining term of the related security using the straight-line method which does not differ significantly from the effective interest rate method. The Company's investments are accounted for in accordance with SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and are accounted for as follows:
(1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings;
(3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. All of the Company's investments are accounted for as held-to-maturity securities as of December 31, 1998 and 1997. The classification of investments is determined on the date of acquisition. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual investments for other-than-temporary impairments.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about the Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amount of cash and equivalents, accounts receivable and payable, and accrued royalties approximates fair value because of the short maturity of those instruments. The fair value of investments was based primarily on quoted market prices (see note 2). If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.

Property and Equipment

Property and equipment are primarily made up of furniture and equipment and leasehold improvements and are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the related assets which is generally five years.

Trademark and Distribution Rights

The cost of acquiring trademark and distribution rights is amortized over 15 years using the straight-line method. Periodically, these costs are reviewed and adjusted based on the estimated future financial benefits of the underlying product.

Patent Costs

The Company capitalizes certain costs, principally acquisition costs incurred in connection with the application for and procurement of patents. Costs are capitalized on a case-by-case basis relating to those territories where the Company anticipates receiving significant future benefits from the patent, and are amortized over the life of the patent beginning at the date of grant. Amortization periods on capitalized patent costs at December 31, 1998 range from 2 to 17 years. Periodically, these costs are reviewed and the amortization adjusted based on the estimated future benefits remaining. Patent costs are presented net of accumulated amortization of $885,440 and $277,406 at December 31, 1998 and 1997, respectively.

Concentration of Credit Risk

Statement of Financial Accounting Standard No. 105 requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and investments.

The Company invests its excess cash primarily in U.S. Government and high-quality corporate debt securities and commercial paper. The commercial paper securities are highly liquid and the governmental securities typically mature within one to three years (although there is an established secondary market for sales at any given time). The majority of the accounts receivable balance at December 31, 1998 and 1997 relates to the Company's corporate partner, Fujisawa (see Note 5). Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period, the fair value on the date of grant of all stock-based awards. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," on December 31, 1997. Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares plus the effects of any dilutive common share equivalents, primarily stock options, outstanding during a period. Earnings per share for all periods presented conforms to the provisions of SFAS No. 128.

The following is a reconciliation of the weighted average number of common shares and common share equivalents used to determine diluted earnings per share for each of the years ended December 31, 1998, 1997 and 1996:


                                                    Years Ended December 31,
                                           -------------- --------------- ---------------
                                               1998            1997            1996
                                           -------------- --------------- ---------------

Basic weighted average shares outstanding     10,530,745      10,545,533      10,917,920

Net effect of dilutive stock options
   based on treasury stock method
   using average market price                    326,259          75,252          20,437
                                           -------------- --------------- ---------------

Weighted average shares assuming
   dilution                                   10,857,004      10,620,785      10,938,357
                                           ============== =============== ===============

Adoption of New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income or loss during the years ended December 31, 1998 and 1997. The Company has an unrealized loss on investments in marketable equity securities at December 31, 1995, which was adjusted due to the sale of an investment during the year ended December 31, 1996.

The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for its fiscal year ended December 31, 1998. SFAS No. 131 requires the Company to report selected information about operating segments in interim and annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this pronouncement did not impact the Company's disclosures as the Company manages its business as one segment and substantially all of the Company's revenues come from one source (see note 5).

The Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") for its fiscal year ending December 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The adoption of this pronouncement is expected to have no impact on the Company's results of operations or financial condition.

2.       Investments

The aggregate fair values of investment securities at December 31, 1998 and 1997 along with unrealized gains and losses determined on an individual security basis are as follows:

                                                                      GROSS                  GROSS
                                                                    UNREALIZED            UNREALIZED              MARKET
                                                  COST                GAINS                 LOSSES                VALUE
                                            ------------------ --------------------- ---------------------- -------------------
1998 Held to maturity
---------------------
U.S. Government Obligations                       $26,046,715              $216,618              $      -          $26,263,333
Corporate Obligations                              20,461,940                     -               (99,347)          20,362,593
                                            ------------------ --------------------- ---------------------- -------------------
Total securities held to maturity                 $46,508,655              $216,618              $(99,347)         $46,625,926
                                            ================== ===================== ====================== ===================

1997 Held to maturity
---------------------
U.S. Government Obligations                       $26,003,402               $40,248              $      -          $26,043,650
Corporate Obligations                              11,799,581                     -               (84,645)          11,714,936
                                            ------------------ --------------------- ---------------------- -------------------
Total securities held to maturity                 $37,802,983               $40,248              $(84,645)         $37,758,586
                                            ================== ===================== ====================== ===================

There were no realized gains or losses in 1998 or 1997. Net realized gains in 1996 were $49,258 as a result of the sale of an investment in the Pimco Fund.

The following represents the contractual maturities of investments held as of December 31, 1998.

                        Less than 1 year                 $21,434,398
                        1 to 5 years                      25,074,257
                                                       ==============
                        Total                            $46,508,655
                                                       ==============

3.       Property and Equipment

                                        December 31,
                                    1998             1997
                               -------------------------------

Property and equipment            $907,592          $717,675
Leasehold improvements              24,851                 -
Accumulated depreciation          (466,684)         (473,679)
                               ===============================
                                  $465,759          $243,996
                               ===============================

4.       Leases

The Company leases office space under an operating lease which expires in November 2003. Lease expense approximated $208,366, $210,800 and $206,100 in 1998, 1997 and 1996, respectively. Future minimum lease payments under operating lease agreements at December 31, 1998 are:

                               Year Ending December 31,
                               1999           $ 411,663
                               2000             521,854
                               2001             537,509
                               2002             553,635
                               2003             570,244
                                        ===============
                                             $2,594,905
                                        ===============

5.       Patent, Trademark and Distribution Rights

The Company is engaged in the development of new prescription drugs in pursuit of obtaining governmental marketing approvals in the United States and other countries. The Company acquires from third parties exclusive rights to develop and market various drugs, including related patents and trademarks (where applicable), and develops drugs and seeks patents and trademarks for its products on a proprietary basis. Agreements under which the Company acquires such rights from third parties generally require the Company to finance the costs of clinical trials and the filing of New Drug Applications ("NDAs") with the United States Food and Drug Administration ("FDA") and, in some instances, comparable applications with appropriate regulatory agencies in other countries. The Company is also typically required to pay royalties to such third parties based on sales of the applicable approved drugs. The Company also may be obligated to pay to third parties advance royalties or licensing fees, some of which may be based on the attainment of specified milestones.

Under present agreements with third parties, the Company has obligations as of December 31, 1998 to pay $350,000 in nonrefundable payments which are payable in quarterly installments of $50,000 through July 1, 2000. At December 31, 1998, approximately $200,000 of this obligation is included in accounts payable and accrued expenses and the remaining obligation of $150,000 is included in other long-term obligations in the consolidated balance sheet. The Company may also be required to pay a maximum of $5,500,000 in nonrefundable payments generally upon the completion of development milestones and the FDA's approvals of NDAs for certain compounds.

In October 1989, the Company received FDA approval to market ADENOCARD in the United States. The Company entered into agreements with Fujisawa USA, Inc. (Fujisawa) for the manufacture and marketing of ADENOCARD in the United States and Canada and receives royalties from Fujisawa based on a percentage of ADENOCARD net sales. The Company has also entered into an agreement with Sanofi Pharma (France) (Sanofi) for the manufacture and marketing of ADENOCARD in all countries other than the United States and Canada. In September 1991, Sanofi received marketing approval (under the trade name ADENOCOR) in the United Kingdom and, in May 1992, received marketing approval (under the trade name KRENOSIN) in Switzerland. The Company receives royalties from Sanofi based on a percentage of ADENOCOR and KRENOSIN sales. One half of all royalties received from ADENOCARD, ADENOCOR and KRENOSIN sales are payable by the Company to the University of Virginia Alumni Patents Foundation from which the Company acquired rights to ADENOCARD.

In 1988, the Company entered into a Development and License Agreement (the "Agreement") with Fujisawa that provides for Fujisawa to fund one-half of the development costs (as incurred) of ADENOSCAN, and other products. Under the agreement, Fujisawa will have manufacturing and marketing rights to these drugs in the United States and Canada upon the Company's receipt of the required regulatory approvals, and will pay the Company royalties based on sales of these drugs. Royalties received by the Company from sales of these drugs outside of the United States and Canada will be shared equally with Fujisawa. In May 1995, the FDA granted marketing clearance for ADENOSCAN in the United States. In May 1996, the parties entered into an agreement to jointly develop adenosine-based products having indications as cardioprotective agents. In March 1998, Fujisawa on behalf of itself and the Company, licensed additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery and secured intellectual property rights to extend the exclusivity of ADENOSCAN until 2015. Pursuant to the Agreement and the May 1996 agreement, the Company paid its 50% share of the one-time up-front fee due to the licensor, which the Company capitalized and is amortizing over the life of the patents, and is obligated to pay its 50% share of a 6% royalty on ADENOSCAN net sales to this third party.

In June 1998 Fujisawa assigned and transferred to the Company all of its right, title and interest in the May 1996 cardioprotective product development agreement, including all of Fujisawa's related scientific data and intellectual properties in the United States and Canada. In the event that the Company markets an adenosine-containing cardioprotective product, Fujisawa will receive an 8% royalty on the Company's net sales. In the event that the Company licenses a third party to sell such product, Fujisawa will receive 25% of licensing fees, milestone payments, royalties, and other considerations received by the Company from such third party after the Company has recouped $2 million toward its investment plus its substantiated future development costs. Also in June 1998, the Company transferred the NDA for ADENOCARD and ADENOSCAN to Fujisawa and provided assistance to Fujisawa in connection with the contract manufacturing agreement for both products with a third party.

Two-thirds of all royalty income in the three-year period ended December 31, 1998 resulted from Fujisawa sales of ADENOSCAN in the United States. In December 1992, the Company granted Sanofi the exclusive rights to manufacture and market ADENOSCAN worldwide except in the United States, Canada, Japan, Korea and Taiwan. In June 1995, Sanofi received marketing approval for ADENOSCAN in the United Kingdom and in February 1997, Sanofi registered ADENOSCAN in 14 member countries of the European Community through the mutual recognition procedure. The final administrative procedure involving the granting of a National Marketing License authorizing the sale of the product has been secured from the health authorities in the majority of the member countries.

In 1997 the Company entered into a Development and Commercialization Agreement (the "Agreement") with Discovery Therapeutics, Inc. ("DTI") dedicated to the discovery, development and commercialization of compounds that stimulate the A2a subfamily of adenosine receptors ("A2a-agonists"). Under the terms of the Agreement, DTI granted to the Company an exclusive license under certain U.S. and foreign patents and pending applications relating to DTI's current intellectual property related to A2a-agonists. The Company has exclusive rights under certain U.S. and foreign patents and pending applications to market and sell developed compounds, either directly or through sublicense. In exchange for these rights, the Company agreed to pay DTI certain licensing fees, development milestones and royalties on future sales of A2a-agonists. The Company was required to make a $1 million payment to DTI in the fourth quarter of 1998. This payment was recorded as research and development expenses in the accompanying statement of operations.

6.       Deferred Royalty Payment

In May 1995, the litigation pending between Fujisawa USA, Inc. (Fujisawa) and the Company, regarding the rights to manufacture and market ADENOSCAN in the United States and Canada, was settled and the Company and Abbott Laboratories, Inc. (Abbott) terminated their manufacturing and marketing agreements regarding the ADENOSCAN drug and settled Medco's outstanding obligations thereunder. Pursuant to the settlement agreement with Fujisawa, the December 21, 1988 Joint Development and License Agreement between the parties remains in full force and effect except as expressly amended and Fujisawa remains the Company's exclusive licensee to manufacture and market ADENOSCAN in the United States and Canada. Fujisawa agreed to pay the Company within fifteen days after FDA marketing clearance of ADENOSCAN the sum of $2 million, representing certain research and development expenses incurred by the Company, and to pay the Company royalties of 29 percent of ADENOSCAN net sales in the United States and Canada for the first five years after the commencement of commercial sales in each territory. Thereafter Fujisawa would pay the Company royalties of 25% of sales until the end of exclusivity on ADENOSCAN.

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

Included in liabilities for the year ended December 31, 1997 was an accrued liability (current and non-current portion) of approximately $1.5 million relating to the balance of the Company's guaranteed royalty obligation to Abbott. At December 31, 1998 the royalty obligation to Abbott Laboratories was fully paid.

Included in assets at December 31, 1996 was a deferred asset (current and non-current portion) of $1.7 million relating to royalties to be received by the Company from Fujisawa and paid by the Company to Abbott. The Company received a 29% royalty from ADENOSCAN net sales of which 4% was applied to the deferred asset and 25% was recognized as royalty revenue. At such time during the first five years that the deferred asset is fully recovered, the Company thereafter will recognize royalty revenue of 29% through the end of the five-year period. As of December 31, 1997 the deferred asset was fully recovered and the Company recognized royalty revenue of 29%.

7.       Agreement with Fujisawa

In June 1998 the Company received a $4 million payment from Fujisawa for the transfer of the ADENOSCAN and ADENOCARD NDAs and for the assistance provided by the Company to Fujisawa in connection with its contract manufacturing agreement with a third party relating to ADENOSCAN and ADENOCARD. The Company has included this payment in other income. Additionally, the Company incurred a one-time charge of $2,361,000 pertaining to the purchase of Fujisawa's commercialization rights and related intellectual properties for the cardioprotection application of intravenous adenosine, which is included in research and development expenses.

8.       Equity

The Company adopted a Shareholder Rights Plan on April 2, 1998. The plan provides for a dividend distribution of rights to purchase shares of the common stock of the Company, exercisable upon the occurrence of certain events.


9.       Employee Benefits Plans

The Company sponsors an IRS-approved 401(K) retirement plan. Employees become eligible to participate in the plan beginning on the enrollment date coinciding with or following 90 days of employment. Enrollment periods are limited to January 1, April 1, July 1 and October 1 of each year. The 401(K) plan allows employees to contribute a portion of their pre-tax earnings into their own retirement account. Eligible employees may contribute between 2% and 15% of their annual income up to the annual limits established by the IRS yearly. The Board of Directors authorized the Company, for those years in which it achieves the performance goals established in advance by the Compensation Committee, to match 50% of each employee's annual plan contribution up to a maximum of 2% of the salary of such employee, and such Company contributions to vest equally over the first four years of service. Following the fourth year of service, all matching contributions are fully vested. In 1998, 1997 and 1996, the Company accrued approximately $27,000, $28,000 and $22,000, respectively, for the match of 50% of each employee's annual plan contribution up to a maximum of 2% of the salary of such employee based on achievement of Company performance goals.

The Company currently has one stock option plan in operation, the 1989 Stock Option and Stock Appreciation Rights Plan. Options to purchase up to 2,090,000 shares of the Company's common stock may be granted to its officers, directors, employees and to other persons who provide services to the Company. Under the Plans, both incentive and non-qualified stock options, as well as stock appreciation rights under the 1989 Plan, can be granted. No incentive stock options are currently outstanding and no stock appreciation rights have been granted. Non-qualified stock options generally can be exercised in part one year after the date of grant. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to incentive stock options granted to optionees who are 10% or more stockholders of the Company). Option holders may pay for the exercise of the options in whole or in part by tendering shares of common stock of the Company, in lieu of cash.

During the year ended December 31, 1998 115,900 options were exercised. During the year ended December 31, 1997 27,000 options were exercised. During the year ended December 31, 1996 there were no options exercised.

Changes in the status of options are summarized as follows:
                                                        Weighted                       Weighted                     Weighted
                                                         Average                       Average                       Average
                                                        Exercise                       Exercise                     Exercise
                                            1998          Price          1997           Price           1996          Price
                                      -----------------------------------------------------------------------------------------

Outstanding at beginning of year               983,930     $12              781,982       $11              610,732     $15
Granted                                        340,936      20              400,080        14              461,000      10
Exercised                                     (115,900)     11              (27,000)       11                    -       -
Expired or canceled                            (89,660)     14             (171,132)       14             (289,750)     17
                                      -----------------------------------------------------------------------------------------
Outstanding at end of year                   1,119,306     $14              983,930       $12              781,982     $11
                                      =========================================================================================

Available for grant at end of year             395,307     N/A               56,583       N/A              285,531     N/A
Exercisable at end of year                     561,618     N/A              394,275       N/A              281,257     N/A
Weighted average fair value of
  options granted with exercise
  price equal to fair value of
  underlying stock                               $9.04     N/A                $6.05       N/A                $3.92     N/A
Price range of options outstanding        $8.63-$23.88     N/A         $8.63-$15.88       N/A         $8.63-$17.13     N/A
Price range of options exercised          $8.88-$15.88     N/A        $10.13-$13.25       N/A                  N/A     N/A


Options  outstanding  and  exercisable as of December 31, 1998 are summarized as follows:
                                        Options Outstanding                                   Options Exercisable
                       -----------------------------------------------------          ------------------------------------
                                        Weighted Average
                                           Remaining           Weighted                                 Weighted Average
  Range of Exercise         Number        Contarctual          Average                    Number
       Prices            Outstanding         Life           Exercise Price              Exercisable      Exercise Price
----------------------------------------------------------------------------          ----------------- ------------------

$  8 - $15                  629,800         7.3 years            $11                       488,225            $11
  15 -  24                  489,506         9.5                   19                        73,393             16
                       -------------                                                  -------------
$  8 - $24                1,119,306         8.3                  $14                       561,618            $12
                       =============                                                  =============

As of December 31, 1998, the Company had a warrant outstanding allowing the holder to purchase 40,000 shares of the Company's common stock on or before November 16, 2000 at an exercise price of $13.50 per share. The Company has reserved 1,554,613 shares of common stock for future exercise of stock options and warrants.

For disclosure purposes, the fair value of each option grant is estimated on the date of grant, in accordance with the requirements of SFAS No. 123, using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: dividend yield zero (all years); expected volatility of 43% (1998), 37% (1997) and 35% (1996); risk-free interest rate of 5% (1998) 6% (1997 and 1996); and expected life of 5 years for all options. Had compensation cost for the Company's stock-based compensation plans, as described above, been determined consistent with SFAS No.123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The compensation costs disclosed here may not be representative of the effects on pro forma net income in future years.

                                                                         1998                1997                 1996
                                                                  ------------------- -------------------- --------------------
Net income:                                     As reported              $16,242,202          $10,213,128           $4,321,645
                                                Pro forma                 14,951,394            8,674,702            2,806,507

Basic earnings per share:                       As reported                    $1.54                $0.97                $0.40
                                                Pro forma                       1.42                 0.82                 0.26

Diluted earnings per share:                     As reported                    $1.50                $0.96                $0.40
                                                Pro forma                       1.38                 0.82                 0.26


10.      Income Taxes

The components of income tax expense consisted of the following:

                                                                  Years Ended December 31,
                                                  ---------------------------------------------------------
                                                        1998                 1997                 1996
                                                  ------------------ ------------------- ------------------
      Current expense:
        Federal                                          $1,523,232            $208,410           $ 87,000
        State                                                15,130                   -                  -
        Foreign taxes                                        15,272              80,000                  -
                                                  ------------------ ------------------- ------------------
                                                          1,553,634             288,410             87,000
                                                  ------------------ ------------------- ------------------
      Deferred benefit:
        Federal                                          (1,323,014)                  -                  -
        State                                                     -                   -                  -
                                                  ------------------ ------------------- ------------------
                                                         (1,323,014)                  -                  -
                                                  ------------------ ------------------- ------------------

        Total                                              $230,620            $288,410           $ 87,000
                                                  ================== =================== ==================


The components of deferred tax assets and the deferred tax liabilities as of December 31, 1998 and December 31, 1997 are as follows:

                                                 Years Ended December 31,
                                           ------------------ ------------------
                                                 1998                1997
                                           ------------------ ------------------
    Deferred tax assets:
      Tax loss carryforwards                    $        -          $3,214,000
      Capital loss carryforwards                   332,000             381,000
      Tax credit carryforwards                   1,264,000           1,625,000
      Compensation accruals                         42,000              33,000
      Charitable contributions                           -              25,000
      Deferred revenue                                   -             567,000
      Depreciation and Amortization                 48,000              24,000
                                           ------------------ ------------------
        Total gross deferred tax assets          1,686,000           5,869,000
      Valuation allowance                                -          (5,869,000)
                                           ------------------ ------------------
        Net deferred tax assets                 $1,686,000          $        -
                                           ------------------ ------------------

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". Management continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that the tax benefits will be realized.

At December 31, 1997, the Company maintained a full valuation allowance against its deferred tax assets due to uncertainty surrounding timing of partnering arrangements and uncertainty surrounding the ultimate cost of the research, clinical trials and development of the Company's portfolio of pharmaceutical products. These uncertainties could have adversely affected future operations and profit levels. During 1998, actual profit levels, estimated future research and development spending levels based on existing agreements and the development of certain tax planning strategies made it more likely than not that the benefits of the Company's deferred tax assets will be realized. As such, at December 31, 1998, the valuation allowance was eliminated and a deferred tax asset was recognized on the balance sheet.

The actual income tax expense for 1998, 1997 and 1996 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 35% for 1998 and 34% for 1997 and 1996 to the earnings before income taxes) as follows:

                                                 December 31, 1998            December 31, 1997          December 31, 1996
                                            ------------------------------------------------------ ----------------------------
                                                   Amount           %          Amount          %          Amount          %
                                            ------------------------------------------------------ ----------------------------
Tax expense at federal statutory rate            $5,765,488        35.0%     $3,570,523       34.0%      $1,498,940      34.0%
Change in valuation allowance                    (5,869,000)       (35.6)    (3,262,000)     (31.1)      (1,725,000)    (39.1)
Write-off of state operating loss
carryforwards                                       406,074         2.5               -          -                -         -
Tax credits                                               -           -               -          -            8,000       0.2
State tax expense                                    15,130         0.1          12,366        0.1          325,934       7.4
Write down of marketable securities                       -           -               -          -          (29,469)     (0.7)
Stock options                                      (383,600)       (2.3)       (101,023)      (1.0)               -         -
Foreign taxes                                         9,927           -          52,940        0.5                -         -
Other                                               286,601         1.7          15,605        0.2            8,595       0.2
                                            ================= =========== =============== ========== ================ =========
Tax provision                                     $ 230,620         1.4%      $ 288,410        2.7%        $ 87,000       2.0%
                                            ================= =========== =============== ========== ================ =========


At December 31, 1998, the Company had available approximately $974,000, $286,000 and $4,000 of research and development credit, alternative minimum tax credit and investment credit, respectively. Except for the alternative minimum tax credit, these credits expire in varying amounts from 1999 through 2012.

The Company has a capital loss carryover of $974,000 at December 31, 1998, of which $47,000 will expire in 1999 and the remainder will expire in 2000.

The Company made income tax payments of $845,000, $528,750 and $87,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

11.      Related Party Transactions

Fees of $108,000, $144,000 and $144,000 as well as related travel expenses were paid in 1998, 1997 and 1996, respectively, to an individual director for consulting with the Company on matters such as acquisitions, financial public relations and pending litigation.

12.      Contingencies

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

On December 31, 1998, Fujisawa filed a motion seeking summary judgement. This action is in the discovery stage. Fujisawa has advised the Company that Fujisawa intends to vigorously defend this action and believes it has no merit. Under the terms of its ADENODSCAN exclusive license agreement with Fujisawa, the Company reimburses Fujisawa for 50% of the cost of defending this action.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors," "Board of Directors" and "Executive Officers" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
------------------------------------------------------------  ----------

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

All of the information required by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders under the caption "Certain Transactions" and is incorporated herein by this reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Medco Research, Inc. are included in Item 8:

         Independent Accountants' Report

         Independent Auditors' Report

         Consolidated Balance Sheets--December 31, 1998 and 1997

         Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)      Exhibits

3.1       Articles  of   Incorporation  of  the  Registrant  for  the  State  of
          California, as amended to date. (6)

3.2 Bylaws of the Registrant for the State of California, as amended to date. (5)

3.3       Articles of Incorporation of the Registrant for the State of Delaware.
          (8)

3.4       Bylaws of the Registrant for the State of Delaware. (8)

10.1      1983 Stock Option Plan, as amended to date. (1)

10.2 Form of Indemnity Agreement by and between Registrant and Registrant's directors and officers. (5)

10.3 Agreement dated March 16, 1988 by and among Registrant, Pharmatec, Inc. and the University of Florida Research Foundation, Inc. (1)

10.4 Development and License Agreement dated December 21, 1988 by and between Registrant and LyphoMed, Inc. (2)

10.5 Letter Agreement dated March 3, 1989 by and between Registrant and the University of Virginia Alumni Patents Foundation. (3)

10.6 First Amendment dated March 17, 1989 to Development and License Agreement dated November 7, 1985 by and between Registrant and LyphoMed, Inc. (3)

10.7 1989 Stock Option and Stock Appreciation Rights Plan, as amended to date. (4)

10.8 Employment Agreement dated January 8, 1992 by and between Registrant and Archie W. Prestayko. (6)

10.9 Second Amendment to Lease dated February 18, 1992 relative to Registrant's facilities at 8455 Beverly Boulevard, Los Angeles, California. (6)

10.10 License Agreement dated April 21, 1992 by and between Registrant and Nordion International Inc. (6)

10.11 Employment Agreement dated June 9, 1992 by and between Registrant and Donald B. Siegel. (6)

10.12 Employment Agreement dated June 9, 1992 by and between Registrant and Sam L. Teichman. (6)

10.13     Third   Amendment  to  Lease  dated   August  10,  1992   relative  to
          Registrant's  facilities  located  at  8455  Beverly  Boulevard,   Los
          Angeles, California. (6)

10.14     Consulting   Agreement   dated  September  15,  1992  by  and  between
          Registrant and William M. Bartlett. (6)

10.15 Employment Agreement dated October 16, 1992 by and between Registrant and Roger D. Blevins. (7)

10.16 Employment Agreement dated January 8, 1993 by and between Registrant and Archie W. Prestayko. (7)

10.17 Lease Agreement effective June 25, 1993 relative to Registrant's facilities at 85 T.W. Alexander Drive, Research Triangle Park, North Carolina. (7)

10.18 Consulting Agreement dated July 1, 1993 by and between Registrant and Richard C. Williams. (7)

10.19 Employment Agreement dated October 16, 1993 by and between Registrant and Roger D. Blevins. (7)

10.20 Employment Agreement dated February 24, 1994 by and between Registrant and Archie W. Prestayko. (7)

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

10.22 Medco Research and Fujisawa, USA Mutual Release and Settlement Agreement, dated May 22, 1995. (9)

10.23 Amendment to Consulting Agreement dated December 1, 1994 by and between Registrant and Richard C. Williams. (10)

10.24     Employment   Agreement   dated  September  26,  1996  by  and  between
          Registrant and Roger D. Blevins. (11)

10.25 Amendment to Consulting Agreement dated December 1, 1994 by and between Richard C. Williams. (11)

10.26 Amendment to Consulting Agreement dated December 1, 1994 by and between Richard C. Williams. (12)

23.1      Consent of Independent Accountants

23.2      Accountants' Consent

27        Financial Data Schedule

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

(12)   The referenced  exhibits are incorporated  herein by reference to Exhibit
       10.26 to the Registrant's Form 10-K for the calendar year ended December 31, 1997 filed with the Securities and Exchange Commission on March 24, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDCO RESEARCH, INC.


                                      By:      /s/ Roger D. Blevins
                                               -------------------------
                                      Roger D. Blevins, Pharm. D.,
                                      President and Chief Executive
                                      Officer

                                      Date:    March 16,1999


                                      By:      /s/ Glenn C. Andrews
                                               -------------------------
                                      Glenn C. Andrews
                                      Executive Vice President, Finance and
                                      Administration, Chief Financial Officer
                                      and Treasurer

                                      Date:    March 16,1999

                                      By:      /s/ Adam C. Derbyshire
                                               -------------------------
                                      Adam C. Derbyshire
                                      Corporate Controller and
                                      Secretary

                                      Date:    March 16,1999


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Richard C. Williams                     Date:    March 16,1999
         -------------------------------
         Richard C. Williams,
         Chairman of the Board


By:      /s/ William M. Bartlett                     Date:    March 16,1999
         -------------------------------
         William M. Bartlett, Director


By:      /s/ Jay N. Cohn, M.D.                       Date:    March 16,1999
         -------------------------------
         Jay N. Cohn, M.D., Director

By:      /s/ Mark B. Hirsch                          Date:    March 16,1999
         -------------------------------
         Mark B. Hirsch, Director


By:      /s/ Eugene L. Step                          Date:    March 16,1999
         -------------------------------
         Eugene L. Step, Director