Form 10-Q
period 1999-03-31
MEDCO RESEARCH INC
filed 1999-05-14
CIK 723385

Medco Research, Inc.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

                              MEDCO RESEARCH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                             95-3318451
 -------------------------------                     ---------------------------
 (State or other Jurisdiction of                     (I.R.S. Identification No.)
 Employer incorporation or
 organization)

 7001 Weston Parkway, Suite 300,
 Cary, North Carolina                                          27513
 ----------------------------                              --------------
 (Address of principal  executive offices)                   (Zip Code)

                                 (919) 653-7001
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock together with associated
     Common Stock Purchase Rights                New York Stock Exchange
------------------------------------- ------------------------------------------
           (Title of Class)          (Name of each exchange on which registered)

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

YES____X_____  NO________

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,332,145 as of May 11, 1999.
         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 13.

                                                       Medco Research, Inc.

                                                  PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                    Consolidated Balance Sheets

                                                                                 March 31,                  December 31,
                                                                                    1999                        1998*
                                                                       ----------------------------------------------------------
   (in thousands except share data)                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                          $ 7,798                    $ 4,742
   Investments held to maturity                                                        15,499                     21,434
   Accounts and notes receivable:
     Royalties                                                                          8,263                      8,349
     Other                                                                                 79                         85
   Accrued interest income                                                                773                        578
   Prepaid expenses and other                                                             379                        243
   Deferred tax asset - current portion                                                   458                        458
                                                                       ----------------------------------------------------------
Total current assets                                                                   33,249                     35,889
Investments held to maturity                                                           26,068                     25,074
Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                          530                        465
Patent, trademark and distribution rights, at cost,
   net of accumulated amortization                                                      1,477                      1,629
Deferred tax asset                                                                      1,228                      1,228
                                                                       ----------------------------------------------------------
Total assets                                                                          $62,552                    $64,285
                                                                       ==========================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                               $2,687                    $ 3,401
   Accrued royalties                                                                    1,589                      2,166
   Accrued compensation                                                                   195                        509
                                                                       ----------------------------------------------------------
Total current liabilities                                                               4,471                      6,076
   Other long-term liabilities                                                            100                        150
                                                                       ----------------------------------------------------------
Total liabilities                                                                       4,571                      6,226
Stockholders' equity
   Common stock, no par value, authorized 40,000,000
     shares; shares issued of 11,356,445 and
     11,298,732 at March 31, 1999 and December 31,
     1998, respectively; shares outstanding of
     10,322,145 and 10,409,332 at March 31, 1999 and
     December 31, 1998, respectively                                                   54,401                     53,806
   Retained earnings                                                                   17,871                     15,061
   Cost of stock held in treasury, 1,034,300 and 889,400
     shares at March 31, 1999 and December 31, 1998,
     respectively                                                                     (14,291)                   (10,808)
                                                                       ----------------------------------------------------------
Total stockholders' equity                                                             57,981                     58,059
                                                                       ==========================================================
Commitments and contingencies
                                                                       ==========================================================
Total liabilities and stockholders' equity                                            $62,552                    $64,285
                                                                       ==========================================================
See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                                               Medco Research, Inc.

                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                                     THREE MONTHS ENDED
                                                                           --------------------------------------
                                                                                March 31,          March 31,
        (in thousands except per share data)                                       1999               1998
                                                                           --------------------------------------

         Royalty revenue                                                             $7,567            $6,379
         Royalty expense                                                              1,329             1,264
                                                                           --------------------------------------
           Gross margin                                                               6,238             5,115

        Operating expenses:
           Research & development costs                                               2,008             1,728
           General and administrative expenses                                          728               625
                                                                           --------------------------------------
                                                                                      2,736             2,353
           Operating income                                                           3,502             2,762
                                                                           --------------------------------------

        Other income:
           Interest income                                                              725               614

        Income before taxes                                                           4,227             3,376

        Provision for income taxes                                                    1,417               205

        Net income                                                                   $2,810            $3,171
                                                                           ======================================

        Basic earnings per share                                                      $0.27            $ 0.30
                                                                           ======================================

        Diluted earnings per share                                                    $0.26            $ 0.30
                                                                           ======================================

        Weighted average shares outstanding                                          10,361            10,518
                                                                           ======================================
        Net effect of dilutive stock options based on treasury stock
           method using average market price                                            441               225
                                                                           ======================================

        Weighted average shares outstanding
            assuming dilution                                                        10,802            10,743
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

                                                       Medco Research, Inc.

                                          Consolidated Statements of Stockholders' Equity
                                                            (Unaudited)


                                                 THREE MONTHS ENDED MARCH 31, 1999


(in thousands except share data)
                                           Common Stock
                               ------------------------------------
                                                                                               Cost of
                                    Number of                            Retained            stock held
                                      shares         Amount              earnings            in treasury           Total
                               -----------------------------------------------------------------------------------------------
Balance at
   December 31, 1998                     10,409          $53,806             $15,061            $(10,808)           $58,059
 Stock options exercised                     58              595                   -                   -                595
 Purchase of stock held in
 treasury                                  (145)               -                   -              (3,483)            (3,483)
 Net income                                   -                -               2,810                   -              2,810
                               ===============================================================================================
Balance at
    March 31, 1999                       10,322          $54,401             $17,871            $(14,291)           $57,981
                               ===============================================================================================

See accompanying notes to consolidated financial statements.

                                       Medco Research, Inc.

                               Consolidated Statements of Cash Flows
                                            (Unaudited)


                                                                  THREE MONTHS ENDED
                                                     --------------------------------------------
                                                           March 31,             March 31,
                                                             1999                  1998
                                                     --------------------------------------------
(in thousands)
Operating activities
Net income                                                      $2,810                 $3,171
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                         39                     24
     Amortization of patent, trademark and
       distribution rights                                         152                    146
     Net amortization of investment discount                       (59)                   (93)
     Changes in operating assets and liabilities:
         Accounts receivable                                        92                   (233)
         Prepaid expenses and other assets                        (136)                   283
         Accrued interest income                                  (195)                   120
         Accounts payable and accrued expenses                  (1,078)                    81
         Accrued royalties                                        (577)                  (497)
         Deferred royalty payment                                    -                   (334)
                                                     --------------------------------------------
Net cash provided by operating activities                        1,048                  2,668
                                                     --------------------------------------------

(Continued)

                                       Medco Research, Inc.

                               Consolidated Statements of Cash Flows
                                            (Unaudited)


                                                                   THREE MONTHS ENDED
                                                      --------------------------------------------
                                                            March 31,             March 31,
                                                              1999                  1998
                                                      --------------------------------------------
(in thousands)
Investing activities
Purchase of investment securities held to maturity               (1,000)                 (8,439)
Maturity of investment securities held to maturity                6,000                   7,500
Purchases of property and equipment                                (104)                     -
Purchases of patents and licenses                                     -                    (713)
                                                      --------------------------------------------
Net cash provided by (used in) investing
   activities                                                     4,896                  (1,652)
                                                      --------------------------------------------

Financing activities
Net proceeds from exercise of stock options                         595                     240
Purchase of stock held in treasury                               (3,483)                      -
                                                      --------------------------------------------
Net cash provided by (used in) financing
   activities                                                    (2,888)                    240
                                                      --------------------------------------------
Increase in cash and cash equivalents                             3,056                   1,256
Cash and cash equivalents at beginning of period                  4,742                   2,726
                                                      --------------------------------------------
Cash and cash equivalents at end of period                       $7,798                  $3,982
                                                      ============================================

See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared by Medco Research, Inc. (the "Company") in accordance with generally accepted accounting principles. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (all of a recurring nature) necessary for a fair presentation for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Contingency

There are no material legal proceedings pending against the Company. However, on October 3, 1997, Richard A. Wilson, Debra A. Angello, and Paul S. Angello ("Plaintiffs") filed a complaint against Fujisawa, USA, Inc. ("Fujisawa") in the United States District Court, District of Oregon, alleging that Fujisawa's sale of Adenoscan in the United States induces, or contributes to, the infringement of plaintiffs' U.S. Patent No. 4,824,660 ("the `660 patent"), entitled "Method of Determining the Viability of Tissue in an Organism" which the Patent Office issued on April 25, 1989. According to plaintiffs, the `660 patent claims a specific technique for more reliably locating viable or nonviable regions of heart tissue, namely using an adenosine triphosphate repleting agent such as ribose or adenosine as an adjunct to radioactive isotope (e.g., thallium-201) myocardial perfusion scintigraphy, where regions of heart tissue in which the

                              Medco Research, Inc.

scan images show no radioactivity indicate the presence of nonviable heart tissue. In its Answer and Counterclaim, Fujisawa denied that it infringed any of the claims of the `660 patent and alleged that the `660 patent was invalid. Fujisawa further alleged that plaintiffs' claims of patent infringement were barred by the doctrines of laches and estoppel. In its Counterclaim, Fujisawa requested a declaratory judgment that it did not infringe the claims of the `660 patent and that such patent is invalid.

On December 31, 1998 Fujisawa filed a motion seeking summary judgement, which was denied in March 1999. This action is in the discovery stage. Fujisawa has advised the Company that Fujisawa intends to vigorously defend this action and believes it has no merit. Under the terms of its Adenoscan exclusive license agreement with Fujisawa, the Company will reimburse Fujisawa for 50% of the cost of defending this action.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

First Quarter of 1999 Compared to First Quarter of 1998

Net Revenues. The Company's first quarter 1999 royalty revenues increased to $7.567 million from $6.379 million, an increase of 19%, due to continued quarterly year-over-year increases in unit sales of Adenoscan by Fujisawa, the Company's North American licensee. Substantially all of the royalty revenue of the Company is generated by Fujisawa Healthcare, Inc. from its sales of Adenoscan and Adenocard in the United States and Canada.

Gross Margin. The Company's first quarter 1999 gross margin from adenosine revenues increased to $6.238 million from $5.115 million, an increase of 22%, due to the continuing shift in the product sales mix to Adenoscan from which the Company receives a higher net royalty than from Adenocard sales. Royalty expense from adenosine sales increased to $1.329 million from $1.264 million, an increase of 5%, due to a 28% increase in net sales of Adenoscan, a drug for which the Company pays a royalty of 3% of net sales to a third party.

Operating Expenses. The Company's first quarter 1999 total operating expenses increased to $2.736 million from $2.353 million, an increase of 16%. The Company's first quarter 1999 research and development expenditures increased to $2.008 million from $1.728 million in 1998, an increase of 16%, due to increased expenditures in first quarter 1999 related to the initiation of AMISTAD II, a phase III study to further investigate the safety and efficacy of PallacorTM, adenosine in cardioprotection with thrombolysis or angioplasty in the treatment of acute myocardial infarction or heart attack. General and administrative

                              Medco Research, Inc.

expenses increased to $.728 million from $.625 million, an increase of 16% due to a one-time payment in first quarter 1999 of $100,000 to the Company's Chairman of the Board in connection with the performance of the Company. Excluding such payment, general and administrative expenses increased less than 1% compared to first quarter 1998.

Other Income. Interest income for the first quarter of 1999 increased to $.725 million from $.614 million, an increase of 18% over the comparable period in 1998 primarily due to higher investment balances.

Provision For Income Taxes. The Company recognized tax expense at a rate of 34% during the first quarter of 1999 versus 6% in the first quarter of 1998 as a result of the Company fully utilizing its income tax net operating loss carryforward in the fourth quarter of 1998

Earnings Per Share. In the first quarter 1999, the Company had net income of $2.810 million or $0.26 diluted earnings per share compared to $3.171 million or $0.30 diluted earnings per share for the year earlier period, on weighted average common shares and common share equivalents outstanding of 10.802 and
10.743 million, respectively. This apparent decline in earnings is due to the Company recognizing tax expense at a rate of 34% during the first quarter of 1999 versus 6% in the first quarter of 1998 as a result of the Company fully utilizing its income tax net operating loss carryforward in the fourth quarter of 1998. On a pro forma basis, assuming that the Company had fully utilized its net operating loss carryforward prior to the first quarter of 1998, diluted earnings per share for first quarter 1998 would have been $0.21. First quarter 1999 earnings per share increased 24% compared to first quarter 1998 on a pro forma basis.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had total cash and investments of $49.365 million comprised of $7.798 million of cash and cash equivalents and $41.567 million of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies, and high quality corporate debt securities. The Company's working capital as of March 31, 1999 was $28.778 million, compared to $29.813 million as of December 31, 1998.

The Company will not generate revenues from its other products unless and until it or its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the near term the Company expects to receive substantially all of its royalty revenues from sales of its products in the U.S. by Fujisawa Healthcare, Inc.


IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

                              Medco Research, Inc.

IMPACT OF YEAR 2000

Readiness
---------
The Year 2000 ("Y2K") issue results from programmers using only two digits to indicate the century, decade and year in date fields. This generally affects older software and embedded systems of the Company and third parties with which it does business, thereby threatening operations and the existence and validity of data. The team that the Company assembled to address the Y2K issue brings to bear knowledge from all areas of the Company and helps minimize the potential impact to the Company.

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

Internal Business Systems
-------------------------
The Company does not rely on custom developed solutions for its business systems. The software that it uses is mass-produced and has been inventoried. The providers have advised the Company that it has been made Y2K compliant through normal manufacturer upgrades and updates to the software. Accordingly, all software and hardware is either Y2K compliant or is due to be replaced in the normal course of business by the end of second quarter 1999.

Internal Non-Business Software/Embedded Systems
All internal non-business software and embedded systems have been inventoried. The providers have been queried regarding Y2K compliance. At this time all software and systems are either Y2K compliant or due to be replaced in the normal course of business by the end of second quarter 1999.

External Vendors
----------------
A database has been established to track progress the Company's vendors are making in becoming Y2K compliant. The Company is closely monitoring the progress and potential impact of vendors that may fail to become Y2K compliant by year end 1999. The Company has submitted questionnaires to its licensees and material vendors, including Fujisawa, relative to their Y2K compliance. To date, Fujisawa represents that it has completed replacement of non-compliant web server equipment and operating systems and installation of a compliant system for trading with outside customers. Fujisawa anticipates that its non-compliant software will be upgraded by second quarter 1999 and that testing of its new trading system will be complete before year-end. The Company continues to assess Y2K risks relative to its outside vendors and expects this process to be completed by the end of second quarter 1999. Planning for contingencies relating to third party relationships has been completed; however, depending on the outcome of its ongoing assessment, additional planning may be necessary.

                              Medco Research, Inc.

Costs
-----
The costs of addressing the Y2K issue are not expected to be material to the operation of the Company. The costs of software and hardware inventories are currently being absorbed in the normal course of business. The Company anticipates incurring less than $2,000 for mailing and reviewing Y2K status reports for external vendors. The costs anticipated by the Company to replace or upgrade software or hardware are not being accelerated due to Y2K compliance. These costs are expected to total $20,000 of which $5,000 has been incurred at March 31, 1999.

Risks
-----
At this stage of its assessment, the Company does not anticipate that Y2K issues will materially impact any of its operations, including research and development, manufacturing, supply and distribution and financial control. All internal systems are expected to be operational at the Century Date Change
(CDC). However, due to the large number of the Company's vendors (including utility companies and governmental bodies) and their reliance, in turn, on other vendors (including hospitals and distributors), it is impossible for the impact of the CDC to be fully known. The Company is unable to determine at this time whether it will be materially impacted by unknown factors beyond the Company's control affecting third parties or their vendors including royalties the Company receives from Fujisawa Healthcare, Inc. The Company's Y2K plan is expected to significantly reduce the Company's level of uncertainty about Y2K issues and, in particular, about Y2K compliance and readiness of its material vendors. The Company believes that, with the completion of the plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans
-----------------
Contingency planning has been put in place relative to the Company's material vendors, banking operations and governmental bodies. Such plans may be updated based on information received from vendors on their Y2K readiness. Other contingency plans may be developed on a vendor-by-vendor basis if deemed necessary following the Company's assessment of (1) Y2K readiness of other vendors and (2) the risk of business interruption to the Company. The Company expects to have final plans in place by the end of second quarter 1999. The Company's contingency planning takes into account the fact that the Company's agreements obligate Fujisawa to maintain six months of finished product and six months of work-in-process inventories of Adenocard and Adenoscan based on orders received. In addition, in the event Fujisawa cannot fulfill orders for such drugs on a timely basis consistent with U.S. industry practice for any period in excess of 30 calendar days, Fujisawa is obligated to pay royalties to the Company during such "outage" periods based on the average daily net sales of the drug during the prior twelve months, except if such outage results from force majeure events.

Disclaimer
----------
The discussion of the Company's efforts and management's expectations relating to the Year 2000 are forward-looking statements. The Company's ability to achieve Y2K compliance, to verify external vendors' Y2K compliance, and the costs associated with those activities are subject to change as the Company's Y2K plan is implemented. Completion of the plan is dependent on the Company's ability to discover and correct the potential Y2K sensitive problems which could have a serious impact on operations and the ability of third party vendors to bring their systems into Y2K compliance.

                              Medco Research, Inc.

CAUTIONARY STATEMENT

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are or may constitute forward looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the Company's ability to fund its activities internally or through additional financing if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference is a contingency, inclusive, set forth in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on pages 7 and 8 hereof.

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



                                            Medco Research, Inc.



Date:    May 14, 1999               By:   /s/ Roger D. Blevins
---------------------------               ----------------------------------
                                          Roger D. Blevins, Pharm.D.
                                          President and
                                          Chief Executive Officer




Date:    May 14, 1999               By:   /s/ Glenn C. Andrews
---------------------------               ----------------------------------
                                          Glenn C. Andrews
                                          Executive Vice President,
                                          Finance and Administration,
                                          Chief Financial Officer and Treasurer




Date:    May 14, 1999               By:   /s/ Adam C. Derbyshire
---------------------------               ----------------------------------
                                          Adam C. Derbyshire
                                          Corporate Controller and Secretary