Form 10-Q
period 1999-06-30
MEDCO RESEARCH INC
filed 1999-08-13
CIK 723385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

                              MEDCO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                             95-3318451
-------------------------------                       -------------------------
(State or other Jurisdiction of                      (I.R.S. Identification No.)
  Employer incorporation or
            organization)

 7001 Weston Parkway, Suite 300,
 Cary, North Carolina                                         27513
 ----------------------------                            --------------
 (Address of principal executive offices)                  (Zip Code)

                                 (919) 653-7001
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

 Common Stock together with associated
    Common Stock Purchase Rights                      New York Stock Exchange
--------------------------------------             --------------------------
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

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,338,145 as of July 21, 1999.
         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 15.



                              Medco Research, Inc.
                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                           Consolidated Balance Sheets

                                                                                    JUNE 30,                   December 31,
                                                                                      1999                        1998*
                                                                                ----------------------------------------------------
   (in thousands except share data)                                               (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $ 3,434                    $ 4,742
   Investments held to maturity                                                          18,555                     21,434
   Accounts and notes receivable:
     Royalties                                                                            9,436                      8,349
     Other                                                                                   71                         85
   Accrued interest income                                                                  730                        578
   Prepaid expenses and other                                                               519                        243
   Deferred tax asset - current portion                                                     458                        458
                                                                                ----------------------------------------------------
Total current assets                                                                     33,203                     35,889
Investments held to maturity                                                             31,054                     25,074
Property and equipment, at cost, net of accumulated depreciation and
   amortization                                                                             654                        465
Patent, trademark and distribution rights, at cost, net of accumulated
   amortization                                                                           1,322                      1,629
Deferred tax asset                                                                        1,228                      1,228
                                                                                ----------------------------------------------------
Total assets                                                                            $67,461                    $64,285
                                                                                ====================================================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued expenses                                                 $3,575                    $ 3,401
   Accrued royalties                                                                      2,521                      2,166
   Accrued compensation                                                                     283                        509
                                                                                ----------------------------------------------------
Total current liabilities                                                                 6,379                      6,076
   Other long-term liabilities                                                               50                        150
                                                                                ----------------------------------------------------
Total liabilities                                                                         6,429                      6,226
Stockholders' equity
   Common stock, no par value, authorized 40,000,000 shares; shares issued of
     11,412,445 and 11,298,732 at June 30, 1999 and December 31, 1998,
     respectively; shares outstanding of 10,338,145 and 10,409,332 at June 30,
     1999 and December 31, 1998, respectively
                                                                                         55,131                     53,806
   Retained earnings                                                                     21,165                     15,061
   Cost of stock held in treasury, 1,074,300 and 889,400 shares at June
     30, 1999 and December 31, 1998, respectively                                       (15,264)
                                                                                                                   (10,808)
                                                                                ----------------------------------------------------
Total stockholders' equity                                                               61,032                     58,059
                                                                                ----------------------------------------------------
Commitments and contingencies

                                                                                ====================================================
Total liabilities and stockholders' equity                                              $67,461                    $64,285
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

                              Medco Research, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                -------------------------------------------------------------------
                                                                     JUNE 30,            June 30,         JUNE 30,         June 30,
(in thousands, except per share data)                                  1999                1998             1999             1998
                                                                -------------------------------------------------------------------


Royalty revenue                                                        $8,936             $6,387          $16,502          $12,766
 Royalty expense                                                        1,579                919            2,908            2,183
                                                                -------------------------------------------------------------------
   Gross margin                                                         7,357              5,468           13,594           10,583
                                                                -------------------------------------------------------------------

Operating expenses:
   Research & development costs                                         2,344              3,836            4,352            5,564
   General and administrative expenses                                    803                572            1,531            1,197
                                                                -------------------------------------------------------------------
                                                                        3,147              4,408            5,883            6,761
                                                                -------------------------------------------------------------------

Operating income                                                        4,210              1,060            7,711            3,822

Other income:
   Interest income                                                        746                659            1,471            1,273
   Other income                                                             -              4,000                -            4,000
                                                                -------------------------------------------------------------------

Income before taxes                                                     4,956              5,719            9,182            9,095

Provision for income taxes                                              1,663                497            3,078              702
                                                                -------------------------------------------------------------------

Net income                                                            $ 3,293            $ 5,222          $ 6,104          $ 8,393
                                                                ===================================================================

Basic earnings per share                                              $  0.32            $  0.49          $  0.59          $  0.80
                                                                ===================================================================

Diluted earnings per share                                            $  0.31            $  0.48          $  0.57          $  0.77
                                                                ===================================================================

Weighted average shares outstanding                                    10,332             10,558           10,346           10,538
                                                                ===================================================================

Net effect of dilutive stock options based on treasury stock
   method using average market price                                      389                407              403              324
                                                                ===================================================================

Weighted average shares outstanding
   Assuming dilution                                                   10,721             10,965           10,749           10,862
                                                                ===================================================================



See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                         SIX Months Ended JUNE 30, 1999


(in thousands)

                                           Common Stock
                               ------------------------------------
                                                                                               Cost of
                                    Number of                            Retained            stock held
                                      shares         Amount              Earnings            in treasury           Total
                               -----------------------------------------------------------------------------------------------
Balance at
   December 31, 1998                  10,409          $53,806             $15,061            $(10,808)           $58,059

Stock options
 exercised                                74              785                   -                   -                785

Stock warrants
   exercised                              40              540                   -                   -                540

Purchase of stock
 held in treasury                       (185)               -                   -              (4,456)            (4,456)

Net income                                 -                -               6,104                   -              6,104

                               -----------------------------------------------------------------------------------------------
BALANCE AT
    JUNE 30, 1999                     10,338          $55,131             $21,165            $(15,264)           $61,032
                               ===============================================================================================



See accompanying notes to consolidated financial statements.

                              Medco Research, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           SIX MONTHS ENDED
                                                             --------------------------------------------
                                                                    JUNE 30,              June 30,
                                                                      1999                  1998
                                                             --------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                         $6,104                $8,393
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation of property and equipment                            86                    48
     Amortization of patent, trademark and distribution
       rights                                                         307                   298
     Net amortization of investment discount                         (101)                 (199)
     Changes in operating assets and liabilities:
         Accounts receivable                                       (1,073)                 (259)
         Prepaid expenses                                            (276)                 (175)
         Accounts payable and accrued expenses                       (152)                 (464)
         Accrued royalty expense                                      355                   412
         Accrued interest income                                     (152)                   90
         Deferred tax asset                                             -                   321
         Deferred royalty payments                                      -                  (730)
                                                             ---------------------------------------------

Net cash provided by operating activities                          $5,098                $7,735
                                                             ---------------------------------------------




(Continued)

                              Medco Research, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          SIX MONTHS ENDED
                                                             -------------------------------------------
                                                                    JUNE 30,             June 30,
                                                                      1999                 1998
                                                             -------------------------------------------
(in thousands)

INVESTING ACTIVITIES:
Purchase of investments held to maturity                                 (16,000)             (15,939)
Maturity of investments held to maturity                                  13,000               13,422
Purchases of property and equipment                                         (275)                   -
Purchases of patents                                                           -                 (713)
                                                             -------------------------------------------
Net cash provided by (used in) investing activities
                                                                          (3,275)              (3,230)
                                                             -------------------------------------------
FINANCING ACTIVITIES:
Proceeds from exercise of options                                            785                  635
Proceeds from exercise of warrants                                           540                    -
Purchase of stock held in treasury                                        (4,456)                   -
                                                             -------------------------------------------
Net cash (used in) financing activities
                                                                          (3,131)                 635
                                                             -------------------------------------------
Increase (decrease) in cash and cash equivalents                          (1,308)               5,140
Cash and cash equivalents at beginning of period
                                                                           4,742                2,726
                                                             -------------------------------------------
Cash and cash equivalents at end of period
                                                                          $3,434               $7,866
                                                             ===========================================


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

CONTRACTS

In May 1999, the Company terminated a Clinical Study Agreement with ClinTrials Research, Inc. The parties are in the process of negotiating the amount of the final payment due to ClinTrials Research under the agreement. The Company has accrued its best estimate of the amount of such final payment at June 30, 1999 and does not believe that any payment required will have a material adverse affect on its financial condition or results of operations.

CONTINGENCY

There are no legal proceedings pending against the Company. However, on October 3, 1997, Richard A. Wilson, Debra A. Angello, and Paul S. Angello ("Plaintiffs") filed a complaint against Fujisawa, USA, Inc. ("Fujisawa") in the United States

District Court, District of Oregon, alleging that Fujisawa's sale of Adenoscan in the United States induces, or contributes to, the infringement of plaintiffs' U.S. Patent No. 4,824,660 ("the `660 patent"), entitled "Method of Determining the Viability of Tissue in an Organism" which the Patent Office issued on April 25, 1989. According to plaintiffs, the `660 patent claims a specific technique for more reliably locating viable or nonviable regions of heart tissue, namely using an adenosine triphosphate repleting agent such as ribose or adenosine as an adjunct to radioactive isotope (e.g., thallium-201) myocardial perfusion scintigraphy, where regions of heart tissue in which the scan images show no radioactivity indicate the presence of nonviable heart tissue. In its Answer and Counterclaim, Fujisawa denied that it infringed any of the claims of the `660 patent and alleged that the `660 patent was invalid. Fujisawa further alleged that plaintiffs' claims of patent infringement were barred by the doctrines of laches and estoppel. In its Counterclaim, Fujisawa requested a declaratory judgment that it did not infringe the claims of the `660 patent and that such patent is invalid.

An agreement in principle has been reached to end this litigation, which agreement is subject to the approval of the Boards of Directors of Fujisawa and the Company. Under the agreement in principle, the plaintiffs agreed to grant Fujisawa a license under the `660 patent. The Company does not believe that payment of its share of the fixed license fees payable over the remaining life of the `660 patent by Fujisawa to the plaintiffs will have any material affect on the Company's financial condition or results of operations. The license would be royalty-free.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Second Quarter and Six Months of 1999 Compared to Second Quarter and Six Months of 1998

Net Revenues. The Company's second quarter and first six months of 1999 royalty revenues increased to $8.936 million and $16.502 million from $6.387 million and $12.766 million, an increase of 40% and 29% respectively, due to continued year-over-year increases in unit sales of Adenoscan by Fujisawa, the Company's North American licensee. Substantially all of the royalty revenue of the Company is generated by Fujisawa Healthcare, Inc. ("Fujisawa") from its sales of Adenoscan and Adenocard in the United States and Canada.

Gross Margin. The Company's second quarter and first six months of 1999 gross margin from adenosine revenues increased to $7.357 million and $13.594 million from $5.468 million and $10.583 million, an increase of 35% and 28% respectively, due to an increase in the Company's second quarter and first six months of 1999 royalty revenues of 40% and 29% respectively. Royalty expense for the second quarter and first six months from adenosine sales increased to $1.579 million and $2.908 million from $.919 million and $2.183 million, an increase of 72% and 33% respectively, primarily due to a 116% increase in second quarter 1999 net sales of Adenocard, a drug for which the Company pays a royalty of 12.5% of net sales to the University of Virginia Alumni Patents Foundation.

Operating Expenses. The Company's second quarter and first six months of 1999 total operating expenses decreased to $3.147 million and $5.883 million from $4.408 million and $6.761 million, a decrease of 29% and 13% respectively. Research and development ("R&D") expenditures decreased to $2.344 million and $4.352 million from $3.836 million and $5.564 million in 1998, a decrease of 39% and 22%, due to a one-time charge of $2.361 million to R&D in the second quarter of 1998 for the purchase of Fujisawa's commercialization rights and related intellectual properties for the cardioprotection application of intravenous adenosine offset by increased expenditures in 1999 related to the initiation of AMISTAD II, a phase III study to further investigate the safety and efficacy of PallacorTM, as well as, the initiation and completion of a phase I study of MRE0470, a selective coronary vasodilator during myocardial perfusion imaging procedures to diagnose coronary artery disease. General and administrative expenditures for second quarter and the first six months of 1999 increased to $.803 million and $1.531 million from $.572 million and $1.197 million, an increase of 40% and 28%, due to a one-time North Carolina franchise tax benefit included in second quarter 1998 of $100,000 and an increase in expenses in second quarter 1999 related to the completion of a compensation study, increased investor relations expenses and expenses related to the Company's move to new office space.

Other Income. Interest income for the second quarter and first six months of 1999 increased 13% and 16% over the comparable periods in 1998 primarily due to higher investment balances. Other income for second quarter, as well as the first six months of 1999 decreased $4 million as a result of the Company's receipt of a $4 million payment in second quarter 1998 from Fujisawa for the assistance provided by the Company to Fujisawa in connection with the contract manufacturing of Adenoscan and Adenocard by a third party and the transfer of the Adenoscan and Adenocard NDAs to Fujisawa.

Provision For Income Taxes. The Company recognized tax expense at a rate of 34% during the second quarter and first six months of 1999 versus 9% and 8% in the second quarter and first six months of 1998 as a result of the Company fully utilizing its income tax net operating loss carryforward in the fourth quarter of 1998.

Earnings Per Share. In the second quarter and first six months of 1999, the Company had net income of $3.293 million and $6.104 million or $0.31 and $0.57 diluted earnings per share compared to $5.222 million and $8.393 million or $0.48 and $0.77 diluted earnings per share for the year earlier period. Weighted average common shares and common share equivalents outstanding for second quarter and the first six months of 1999 were 10.721 million and 10.749 million, respectively, versus 10.965 million and 10.862 million for the comparable periods of the prior year. This apparent decline in earnings is due to the non-recurring increase in income in the second quarter of 1998 of $1.639 million and the Company recognizing tax expense at a rate of 34% during the second quarter and first six months of 1999 versus 9% and 8% in the second quarter and first six months of 1998 as a result of the Company fully utilizing its income tax net operating loss carryforward in the fourth quarter of 1998. On a pro forma basis, excluding the non-recurring increase in income and assuming that the Company had fully utilized its net operating loss carryforward prior to the first quarter of 1998, diluted earnings per share for the second quarter and first six months of 1998 would have been $0.25 and $0.46 respectively. Second quarter and first six months earnings per share increased 24% compared to the second quarter and first six months of 1998 on a pro forma basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1999, the Company had total cash and investments of $53.043 million comprised of $3.434 million of cash and cash equivalents and $49.609 million of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies, and high quality corporate debt securities. The Company's working capital as of June 30, 1999 was $26.824 million, compared to $29.813 million as of December 31, 1998.

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

Internal Business Systems
-------------------------
The Company does not rely on custom developed solutions for its business systems. The software that it uses is mass-produced and has been inventoried. The providers have advised the Company that it has been made Y2K compliant through normal manufacturer upgrades and updates to the software. Accordingly, all software and hardware is either Y2K compliant or has been replaced in the normal course of business.

Internal Non-Business Software/Embedded Systems
-----------------------------------------------
All internal non-business software and embedded systems have been inventoried. The providers have been queried regarding Y2K compliance. At this time all software and systems are either Y2K compliant or have been replaced in the normal course of business.

External Vendors
----------------
A database has been established to track progress the Company's vendors are making in becoming Y2K compliant. The Company has closely monitored the progress and potential impact of vendors that may fail to become Y2K compliant by year-end 1999. The Company has submitted questionnaires to its licensees and material vendors, including Fujisawa, relative to their Y2K compliance. To date, Fujisawa represents that it has completed replacement of non-compliant web server equipment and operating systems and installation of a compliant system for trading with outside customers. Fujisawa has completed replacement of its servers and upgrade of its operating systems including business system hardware and software. Fujisawa expects to complete upgrade of its telephone switch by October 31, 1999 and expects to continue testing its systems and developing contingency plans in the upcoming months. The Company has completed substantially all of its assessment of Y2K risks relative to its outside vendors. Planning for contingencies relating to third party relationships has been completed; however, depending on factors beyond the Company's control that may affect the Y2K readiness of its vendors, additional planning may be necessary.

Costs
-----
The costs of addressing the Y2K issue are not expected to be material to the operation of the Company. The costs of software and hardware inventories are currently being absorbed in the normal course of business. The Company anticipates incurring less than $2,000 for mailing and reviewing Y2K status reports for external vendors. The costs anticipated by the Company to replace or upgrade software or hardware are not being accelerated due to Y2K compliance. These costs totaled approximately $26,000 at June 30, 1999.

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

Contingency Plans
-----------------
Contingency plans have been put in place relative to the Company's material vendors, banking operations and governmental bodies. Such plans may be updated based on information received from vendors on their Y2K readiness. Other contingency plans may be developed on a vendor-by-vendor basis if deemed necessary following the Company's further assessment of (1) Y2K readiness of other vendors and (2) the risk of business interruption to the Company. The Company's contingency planning takes into account the fact that the Company's agreements obligate Fujisawa to maintain six months of finished product and six months of work-in-process inventories of Adenocard and Adenoscan based on orders received. In addition, in the event Fujisawa cannot fulfill orders for such drugs on a timely basis consistent with U.S. industry practice for any period in excess of 30 calendar days, Fujisawa is obligated to pay royalties to the Company during such "outage" periods based on the average daily net sales of the drug during the prior twelve months, except if such outage results from force majeure events.

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

Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are or may constitute forward looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others, the high cost and uncertainty of the research, clinical trials and other development activities involving pharmaceutical products; the Company's ability to fund its activities internally or through additional financing, if necessary; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the possible impairment of, or inability to obtain, intellectual property rights and the cost of obtaining such rights from third parties; intense competition; the uncertainty of obtaining, and the Company's dependence on, third parties to manufacture and sell its products; results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

Incorporated herein by reference is the contingency described in the Notes to the Financial Statements set forth in Item 1 of Part I of this Report, set forth on pages 7 and 8 hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

a)       May 26, 1999 Annual Meeting

b)       Directors Elected -        William M. Bartlett
                                    Roger D. Blevins, Pharm.D.
                                    Jay N. Cohn, M.D.
                                    Mark B. Hirsch
                                    Eugene L. Step
                                    Richard C. Williams

c)       Proposals voted upon:

(i)      Election of Directors:

                  William M. Bartlett
                  For:                               9,590,370
                  Abstain:                              20,883


                  Roger D. Blevins, Pharm.D.
                  For:                               9,590,370
                  Abstain:                              20,883

                  Jay N. Cohn, M.D.
                  For:                               9,590,370
                  Abstain:                              20,883

                  Mark B. Hirsch
                  For:                               9,590,370
                  Abstain:                              20,883

                  Eugene L. Step
                  For:                               9,590,370
                  Abstain:                              20,883

                  Richard C. Williams
                  For:                               9,590,370
                  Abstain:                              20,883

         (ii) Ratification of PriceWaterhouseCoopers LLP as independent accountants:

                  For:                               9,584,603
                  Against:                               7,452
                  Abstain:                              19,198


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



                                    MEDCO RESEARCH, INC.




Date: August 13, 1999               By:     /s/ Glenn C. Andrews
---------------------                       --------------------
                                    Glenn C. Andrews
                                    Executive Vice President
                                    Finance and Administration
                                    Chief Financial Officer and Treasurer




Date: August 13, 1999               By:     /s/ Adam C. Derbyshire
---------------------                       ----------------------
                                    Adam C. Derbyshire
                                    Corporate Controller and Secretary