Form 10-Q
period 1999-09-30
MEDCO RESEARCH INC
filed 1999-11-12
CIK 723385

Medco Research, Inc.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-9771

                              MEDCO RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   95-3318451
              --------                                   ----------
       (State or other Jurisdiction of          (I.R.S. Identification No.)
       Employer incorporation or
       organization)

       7001 Weston Parkway, Suite 300,
       Cary, North Carolina                                27513
       ----------------------------                        -----
       (Address of principal executive offices)          (Zip Code)

                                 (919) 653-7001
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock together with associated
     Common Stock Purchase Rights               New York Stock Exchange
     ----------------------------               -----------------------
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

         Indicate the number of shares outstanding of common stock, as of the latest practical date 10,473,295 as of October 29, 1999.

         Pursuant to the Securities  Exchange Act of 1934 Release 15502 and Rule
240.03 (b), the pages of this document have been numbered sequentially. The total pages contained herein are 14.

                                                        Medco Research, Inc.

                                                   PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                     Consolidated Balance Sheets
                                                                                         September 30,                December 31,
                                                                                              1999                        1998*
                                                                                  --------------------------------------------------
   (in thousands except share data)                                                       (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                   $ 4,407                     $ 4,742
   Investments held to maturity                                                                 18,508                      21,434
   Accounts and notes receivable:
     Royalties                                                                                   9,699                       8,349
     Other                                                                                          72                          85
   Accrued interest income                                                                         885                         578
   Prepaid expenses and other                                                                      591                         243
   Deferred tax asset - current portion                                                            458                         458
                                                                                  --------------------------------------------------
Total current assets                                                                            34,620                      35,889
Investments held to maturity                                                                    32,162                      25,074
Property and equipment, at cost, net of accumulated depreciation and
   amortization                                                                                    607                         465
Patent, trademark and distribution rights, at cost, net of accumulated
   amortization                                                                                  1,166                       1,629
Deferred tax asset                                                                               1,228                       1,228
                                                                                  --------------------------------------------------
Total assets                                                                                   $69,783                     $64,285
                                                                                  ==================================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                                        $3,013                      $3,401
   Accrued royalties                                                                             1,916                       2,166
   Accrued compensation                                                                            348                         509
                                                                                  --------------------------------------------------
Total current liabilities                                                                        5,277                       6,076
   Other long-term liabilities                                                                       -                         150
                                                                                  --------------------------------------------------
Total liabilities                                                                                5,277                       6,226
Stockholders' equity,
   Common stock, no par value,  authorized  40,000,000 shares;  shares issued of
     11,427,595  and  11,298,732  at  September  30, 1999 and December 31, 1998,
     respectively;  shares outstanding of 10,353,295 and 10,409,332 at September
     30, 1999 and December 31, 1998, respectively                                               55,288                      53,806
   Retained earnings                                                                            24,482                      15,061
   Cost of stock held in treasury, 1,074,300 and 889,400 shares at September
     30, 1999 and December 31, 1998, respectively                                              (15,264)                    (10,808)
                                                                                  --------------------------------------------------
Total stockholders' equity                                                                      64,506                      58,059
                                                                                  --------------------------------------------------
Commitments and contingencies
                                                                                  --------------------------------------------------
Total liabilities and stockholders' equity                                                     $69,783                     $64,285
                                                                                  ==================================================
See accompanying notes to consolidated financial statements.
*Abstracted from audited year-end financial statements.

                                                        Medco Research, Inc.

                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           ----------------------------------------------------------------------------------------
                                                     September 30,         September 30,         September 30,         September 30,
(in thousands, except per share data)                     1999                  1998                  1999                  1998
                                           ----------------------------------------------------------------------------------------
Royalty revenue                                          $ 9,210               $ 6,426               $25,713               $19,191
Royalty expense                                            1,810                 1,063                 4,718                 3,246
                                           ----------------------------------------------------------------------------------------
   Gross margin                                            7,400                 5,363                20,995                15,945
                                           ----------------------------------------------------------------------------------------

Operating expenses:
   Research & development costs                            2,484                 1,379                 6,836                 6,942
   General and administrative expenses                       701                   635                 2,232                 1,832
                                           ----------------------------------------------------------------------------------------
                                                           3,185                 2,014                 9,068                 8,774
                                           ----------------------------------------------------------------------------------------

Operating income                                           4,215                 3,349                11,927                 7,171

Other income:
   Interest income                                           778                   722                 2,249                 1,995
   Other income                                                -                     -                     -                 4,000
                                           ----------------------------------------------------------------------------------------

Income before taxes                                        4,993                 4,071                14,176                13,166

Provision for income taxes                                 1,675                   362                 4,755                 1,064
                                           ----------------------------------------------------------------------------------------

Net income                                               $ 3,318               $ 3,709               $ 9,421               $12,102
                                           ========================================================================================

Basic earnings per share                                  $ 0.32                $ 0.35                $ 0.91                $ 1.15
                                           ========================================================================================

Diluted earnings per share                                $ 0.31                $ 0.34                $ 0.88                $ 1.11
                                           ========================================================================================

Weighted average shares outstanding                       10,347                10,586                10,347                10,554
                                           ========================================================================================


Net effect of dilutive stock options
   based on treasury stock method
   using average market price                                411                   396                   400                   340
                                           ========================================================================================

Weighted average shares outstanding
   Assuming dilution                                      10,758                10,982                10,747                10,894
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

                                                     Medco Research, Inc.

                                        Consolidated Statements of Stockholders' Equity
                                                          (Unaudited)


                                             NINE MONTHS ENDED SEPTEMBER 30, 1999


(in thousands)
                                            Common Stock
                                 ----------------------------------
                                                                                               Cost of
                                       Number of                           Retained            stock held
                                         shares        Amount              Earnings            in treasury           Total
                                 ---------------------------------------------------------------------------------------------
Balance at
   December 31, 1998                     10,409          $53,806             $15,061            $(10,808)           $58,059

 Stock options
   exercised                                 89              942                   -                   -                942

 Stock warrants
   exercised                                 40              540                   -                   -                540

 Purchase of stock held
   in treasury                             (185)               -                   -              (4,456)            (4,456)

 Net income                                   -                -               9,421                   -              9,421
                                 ---------------------------------------------------------------------------------------------
Balance at
    September 30, 1999                   10,353          $55,288             $24,482            $(15,264)           $64,506
                                 =============================================================================================

See accompanying notes to consolidated financial statements.

                                             Medco Research, Inc.

                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                 -----------------------------------------------
                                                                      September 30,           September 30,
                                                                            1999                   1998
                                                                 -----------------------------------------------
(in thousands)
Operating activities:
Net income                                                                  $9,421                $12,102
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation of property and equipment                                    150                     72
     Amortization of patent, trademark and distribution
       rights                                                                  463                    450
     Net amortization of investment discount                                    (9)                  (276)
     Changes in operating assets and liabilities:
         Accounts receivable                                                (1,337)                  (277)
         Prepaid expenses                                                     (348)                  (140)
         Accounts payable and accrued expenses                                (699)                  (415)
         Accrued royalty expense                                              (250)                  (199)
         Accrued interest income                                              (307)                  (104)
         Deferred tax asset                                                      -                    321
         Deferred royalty payments                                               -                 (1,101)
                                                             -----------------------------------------------

Net cash provided by operating activities                                   $7,084                $10,433
                                                             -----------------------------------------------


(Continued)

                                                Medco Research, Inc.

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                            NINE MONTHS ENDED
                                                             -----------------------------------------------
                                                                  September 30,           September 30,
                                                                       1999                   1998
                                                             -----------------------------------------------
(in thousands)
Investing activities:
Purchase of investments held to maturity                                   (21,153)               (34,293)
Maturity of investments held to maturity                                    17,000                 24,922
Purchases of property and equipment                                           (292)                   (19)
Purchases of patents                                                             -                   (713)
                                                             -----------------------------------------------
Net cash (used in) investing activities                                     (4,445)               (10,103)
                                                             -----------------------------------------------

Financing activities:
Proceeds from exercise of options                                              942                    871
Proceeds from exercise of warrants                                             540                      -
Purchase of stock held in treasury                                          (4,456)                     -
                                                             -----------------------------------------------
Net cash provided by (used in) financing activities                         (2,974)                   871
                                                             -----------------------------------------------
Increase (decrease) in cash and cash equivalents                              (335)                 1,201
Cash and cash equivalents at beginning of period                             4,742                  2,726
                                                             -----------------------------------------------

Cash and cash equivalents at end of period                                  $4,407                 $3,927
                                                             ===============================================

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

Contracts

In May 1999, the Company terminated a Clinical Study Agreement with ClinTrials Research, Inc. The parties are in the process of negotiating the amount of the final payment, if any, due to ClinTrials Research under the agreement. The Company has accrued its best estimate of the amount of any such possible final payment at September 30, 1999 and does not believe that any payment required will have a material adverse affect on its financial condition or results of operations.

                              Medco Research, Inc.


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

This action has been settled. The plaintiffs granted Fujisawa a world-wide, exclusive, paid-up license for the use of adenosine under the `600 patent in consideration for Fujisawa's agreement to pay fixed sub-license fees over the seven year remaining life of the`660 patent. Fujisawa sub-licensed the Company under the `660 patent and the Company agreed to pay Fujisawa sub-license fees equal to 50%, or an aggregate of $2.25 million, of the `660 patent license fees. The Company does not believe that payment of these fees will have any material effect on its financial condition or results of operations. The `660 license and sub-license are royalty-free.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Third Quarter and Nine Months of 1999 Compared to Third Quarter and Nine Months of 1998

Net Revenues. The Company's third quarter and first nine months of 1999 royalty revenues increased to $9.210 million and $25.713 million from $6.426 million and $19.191 million, an increase of 43% and 34% respectively, due to year-over-year increases in unit sales of Adenoscan and Adenocard by Fujisawa Healthcare, Inc. ("Fujisawa"), the Company's North American licensee. Substantially all of the royalty revenue of the Company is generated by Fujisawa from its sales of Adenoscan and Adenocard in the United States and Canada.

Gross Margin. The Company's third quarter and first nine months of 1999 gross margin from adenosine revenues increased to $7.400 million and $20.995 million from $5.363 million and $15.945 million, an increase of 38% and 32% respectively, due to an increase in the Company's third quarter and first nine months of 1999 royalty revenues of 43% and 34% respectively. Royalty expense for the third quarter and first nine months from adenosine sales increased to $1.810 million and $4.718 million from $1.063 million and $3.246 million, an increase of 70% and 45% respectively, primarily due to a 99% increase in third quarter 1999 net sales of Adenocard, a drug for which the Company pays a royalty of 12.5% of net sales to the University of Virginia Alumni Patents Foundation.

Operating Expenses. The Company's third quarter and first nine months of 1999 total operating expenses increased to $3.185 million and $9.068 million from $2.014 million and $8.774 million, an increase of 58% and 3% respectively. Research and development ("R&D") expenditures for the third quarter of 1999 increased to $2.484 million from $1.379 million in 1998, an increase of 80% related to the initiation of AMISTAD II, a phase III study to further investigate the safety and efficacy of PallacorTM, as well as the completion of a phase I study and the initiation of a phase II study of MRE0470, a selective coronary vasodilator during myocardial perfusion imaging procedures to diagnose coronary artery disease. R&D expenditures for the first nine months of 1999 decreased to $6.836 million from $6.942 million in 1998, a decrease of 2%, due

                              Medco Research, Inc.


to a one-time charge of $2.361 million to R&D in the second quarter of 1998 for the purchase of Fujisawa's commercialization rights and related intellectual properties for the cardioprotection application of intravenous adenosine offset by increased expenditures in 1999 related to the initiation of AMISTAD II, as well as the initiation and completion of a phase I study and the initiation of a phase II study of MRE0470. General and administrative expenditures for third quarter and the first nine months of 1999 increased to $.701 million and $2.232 million from $.635 million and $1.832 million, an increase of 10% and 22%, primarily due to an increase in expenses in third quarter 1999 related to investor relations and the Company's move to new office space in December 1998.

Other Income. Interest income for the third quarter and first nine months of 1999 increased 8% and 13% over the comparable periods in 1998 primarily due to higher investment balances. Other income for the first nine months of 1999 decreased $4 million as a result of the Company's receipt of a $4 million payment in second quarter 1998 from Fujisawa for the assistance provided by the Company to Fujisawa in connection with the contract manufacturing of Adenoscan and Adenocard by a third party and the transfer of the Adenoscan and Adenocard NDAs to Fujisawa.

Provision For Income Taxes. The Company recognized tax expense at a rate of 34% during the third quarter and first nine months of 1999 versus 9% and 8% in the third quarter and first nine months of 1998 as a result of the Company fully utilizing its income tax net operating loss carryforward in the fourth quarter of 1998.

Earnings Per Share. In the third quarter and first nine months of 1999, the Company had net income of $3.318 million and $9.421 million or $0.31 and $0.88 diluted earnings per share compared to $3.709 million and $12.102 million or $0.34 and $1.11 diluted earnings per share for the year earlier period. This apparent decline in earnings is due to the non-recurring increase in income in the second quarter of 1998 of $1.639 million and the Company recognizing tax expense at a rate of 34% during the third quarter and first nine months of 1999 versus 9% and 8% in the third quarter and first nine months of 1998 as a result of the Company fully utilizing its income tax net operating loss carryforward in the fourth quarter of 1998. On a pro forma basis, excluding the non-recurring increase in income and assuming that the Company had fully utilized its net operating loss carryforward prior to the first quarter of 1998, diluted earnings per share for the third quarter and first nine months of 1998 would have been $0.25 and $0.70 respectively. Third quarter and first nine months earnings per share increased 24% and 26%, respectively, compared to the third quarter and first nine months of 1998 on a pro forma basis. Weighted average common shares and common share equivalents outstanding for third quarter and the first nine months of 1999 were 10.758 million and 10.747 million, respectively, versus
10.982 million and 10.894 million for the comparable periods of the prior year.

                              Medco Research, Inc.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had total cash and investments of $55.077 million made up of $4.407 million of cash and cash equivalents and $50.670 million of investments in U.S. Treasury Notes, debt securities of various federal governmental agencies, and high quality corporate debt securities. The Company's working capital as of September 30, 1999 was $29.343 million, compared to $29.813 million as of December 31, 1998.

The Company will not generate revenues, other than license and milestone payments, from its other products unless and until it or its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products. For the near term the Company expects to receive substantially all of its royalty revenues from sales of its products in the U.S. by Fujisawa.


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

The Company has categorized the Y2K issue into three parts: internal business systems software; internal non-business software/embedded systems; and external vendors. The Company's reliance on an outsourcing philosophy, which encourages the use of partnering agreements with third parties to accomplish many business functions, eases the Y2K issue as the Company does not have a large number of internal business systems applications or embedded systems. However, given that the Company receives substantially all of its royalty revenues from Fujisawa, the Y2K issue is still a threat and is being given full attention by the Company, especially in assessing the Company's third party relationships.

                              Medco Research, Inc.


Internal Business Systems
-------------------------
The Company does not rely on custom developed solutions for its business systems. The software that it uses is mass-produced and has been inventoried. The providers have advised the Company that it has been made Y2K compliant through normal manufacturer upgrades and updates to the software. Accordingly, all software and hardware is Y2K compliant.

Internal Non-Business Software/Embedded Systems
-----------------------------------------------
All internal non-business software and embedded systems have been inventoried. The providers have been queried regarding Y2K compliance. At this time all software and systems are Y2K compliant.

External Vendors
----------------
A database has been established to track progress the Company's vendors are making in becoming Y2K compliant. The Company has closely monitored the progress and potential impact of vendors that may fail to become Y2K compliant by year-end 1999. The Company has submitted questionnaires to its licensees and material vendors, including Fujisawa, relative to their Y2K compliance. To date, Fujisawa represents that it has completed replacement of non-compliant web server equipment and operating systems and installation of a compliant system for trading with outside customers. Fujisawa has completed replacement of its servers and upgrade of its operating systems including business system hardware and software. Fujisawa has completed all server upgrades, migration of all its R&D applications and upgrade of its telephone switch. Fujisawa represented it would complete testing of its R&D applications and rollover testing of its corporate business applications by October 1999, and continues to apply all Y2K Microsoft patches to its laptop and desktop PCs. The Company has completed all of its assessment of Y2K risks relative to its outside vendors. Planning for contingencies relating to third party relationships has also been completed; however, depending on factors beyond the Company's control that may affect the Y2K readiness of its vendors, additional planning may be necessary.

Costs
-----
The costs of addressing the Y2K issue are not expected to be material to the operation of the Company. The costs of software and hardware inventories are currently being absorbed in the normal course of business. The Company has incurred less than $2,000 for mailing and reviewing Y2K status reports for external vendors. The costs anticipated by the Company to replace or upgrade software or hardware are not being accelerated due to Y2K compliance. These costs totaled approximately $36,000 at September 30, 1999.

Risks
-----
At this stage of its assessment, the Company does not anticipate that Y2K issues will materially impact any of its operations, including research and development, manufacturing, supply and distribution and financial control. All internal systems are expected to be operational at the Century Date Change
(CDC). However, due to the large number of the Company's vendors (including utility companies and governmental bodies) and their reliance, in turn, on other vendors (including hospitals and distributors), it is impossible for the impact of the CDC to be fully known. The Company is unable to determine at this time whether it will be materially impacted by unknown factors beyond the Company's control affecting third parties or their vendors including royalties the Company receives from Fujisawa. The Company's Y2K plan is expected to significantly reduce the Company's level of uncertainty about Y2K issues and, in particular, about Y2K compliance and readiness of its material vendors. The Company believes that, with the completion of the plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                              Medco Research, Inc.


Contingency Plans
-----------------
Contingency plans have been put in place relative to the Company's material vendors, banking operations and governmental bodies. Such plans have been reviewed and updated based on information received from vendors on their Y2K readiness. The Company's contingency planning takes into account the fact that the Company's agreements obligate Fujisawa to maintain six months of finished product and six months of work-in-process inventories of Adenocard and Adenoscan based on orders received. In addition, in the event Fujisawa cannot fulfill orders for such drugs on a timely basis consistent with U.S. industry practice for any period in excess of 30 calendar days, Fujisawa is obligated to pay royalties to the Company during such "outage" periods based on the average daily net sales of the drug during the prior twelve months, except if such outage results from force majeure events.

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

                              Medco Research, Inc.


results of pending or future litigation and other risk factors detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.




                           Part II: OTHER INFORMATION
                           --------------------------

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



                                    Medco Research, Inc.




Date: November 12, 1999             By:   /s/ Glenn C. Andrews
-----------------------                   --------------------
                                          Glenn C. Andrews
                                          Executive Vice President,
                                          Finance and Administration
                                          Chief Financial Officer and Treasurer




Date: November 12, 1999             By:   /s/ Adam C. Derbyshire
-----------------------                   ----------------------
                                          Adam C. Derbyshire
                                          Vice President, Corporate Controller
                                          and Secretary